Form 10-K
period 2002-03-31
RED D ARC INC; PURITAN MEDICAL PRODUCTS INC; NITROUS OXIDE CORP; AIRGAS SPECIALTY GASES INC; AIRGAS CARBONIC INC; RUTLAND TOOL & SUPPLY CO INC; AIRGAS SAFETY INC; AIRGAS WEST INC; AIRGAS SOUTHWEST INC; AIRGAS INC
filed 2002-06-25
CIK 1158062, 1158061, 1158060, 1158059, 1158058, 1158057, 1158056, 1158055, 1158054, 804212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-9344

AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
259 North Radnor-Chester Road, Suite 100 Radnor, Pennsylvania	19087-5283
(Address of principal executive offices)	(Zip Code)

(610) 687-5253
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

        Securities registered pursuant to Section 12 (g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the 64,925,699 shares of voting stock held by non-affiliates of the Registrant was approximately $1.11 billion computed by reference to the closing price of such stock on the New York Stock Exchange on June 17, 2002. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

        The number of shares of common stock outstanding as of June 17, 2002 was 70,975,662.

DOCUMENTS INCORPORATED BY REFERENCE

        The Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 31, 2002 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

AIRGAS, INC.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

GENERAL

        Airgas, Inc. and subsidiaries ("Airgas" or the "Company") is the largest U.S. distributor of industrial, medical and specialty gases (delivered in "packaged" or cylinder form), and welding, safety and related products ("hardgoods"). Airgas also produces dry ice, liquid carbon dioxide, nitrous oxide and specialty gases for distribution throughout the United States. Airgas' integrated network of approximately 800 locations includes branches, retail stores, packaged gas fill plants, specialty gas labs, production facilities and distribution centers. Airgas also distributes its products and services to its diversified customer base through eBusiness, catalog and telemarketing channels. Sales were $1.64 billion, $1.63 billion, and $1.54 billion in fiscal years 2002, 2001, and 2000, respectively.

        The Company's two operating segments are Distribution and Gas Operations. Financial information by business segment can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and Note 23 to the Company's Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." Descriptions of the operating segments are as follows:

DISTRIBUTION

        The Distribution segment accounts for approximately 90% of consolidated sales and reflects the distribution of industrial, medical and specialty gases, and hardgoods. The Distribution segment also includes the equity affiliate earnings related to the Company's investment in National Welders Supply Company, Inc., which is a producer and distributor of industrial, medical and specialty gases and hardgoods.

Principal Products and Services

        The Distribution segment's principal products and services include packaged and small bulk gases, gas cylinder and welding equipment rental and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks and through the rental of welding equipment. Gas and rent represented approximately 47%, 44%, and 42% of the Distribution segment's sales in each of the fiscal years 2002, 2001 and 2000, respectively. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. In each of the fiscal years 2002, 2001, and 2000, hardgoods sales represented approximately 53%, 56%, and 58% of the Distribution segment's sales, respectively (see Note 23 of the Company's Consolidated Financial Statements for additional information regarding segment sales).

Principal Markets and Methods of Distribution

        The Company believes the market for industrial, medical and specialty gases in the United States is approximately $9.4 billion annually. The industry has three principal modes of distribution: on-site supply, bulk or merchant supply and cylinder ("packaged gas") supply. In the U.S. market, on-site supply accounts for approximately 25% of sales, bulk or merchant supply accounts for approximately 35% of sales, and packaged gas supply accounts for the remaining 40% or $3.8 billion in sales. Airgas' market focus has been on the packaged gas segment of the market and on small bulk customers. Generally, packaged gas distributors also distribute welding products. The Company believes the U.S. market for welding products to be approximately $3.9 billion annually.

        Airgas is the largest distributor of packaged gases and welding products in the United States with approximately a 19% market share. The Company's competitors in this market are approximately 900 independent distributors that serve approximately 50% of the market through a fragmented distribution network. Large distributors, including vertically integrated gas producers such as Praxair, Inc. ("Praxair"), Liquid Air Corporation of America ("Air Liquide"), and BOC Gases Group ("BOC Gases"), serve the remaining 31% of the packaged gas market. The Company also sells safety equipment. The United States market for safety equipment is approximately $6 billion, of which Airgas' share is approximately 4%.

Customer Base

        The Company's customer base is broad and includes many major industries. The Company estimates the following industry segments account for the indicated percentages of the Company's total sales:

  •
  Manufacturing (50%)—principally producers of fabricated metal products (13%), industrial and transportation equipment (9%), chemical products (6%), primary metal products (6%), and food and beverage manufacturing (4%);
  •
  Service Sector (13%)—principally medical and health services (8%);
  •
  Wholesale Trade (9%),
  •
  Agriculture and Mining (7%);
  •
  Construction (7%);
  •
  Retail Consumer Establishments (6%);
  •
  Transportation and Utilities (4%); and
  •
  All Other (4%).

Suppliers

        The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. In connection with the acquisition of the U.S. packaged gas operations of Air Products and Chemical ("Air Products"), the Company entered into a 15-year supply agreement under which Air Products will supply at least 35% of the Company's bulk liquid nitrogen, oxygen and argon requirements. Additionally, the Company will purchase helium from Air Products under the terms of the supply agreement. The Company also manufactures certain gases, including acetylene, nitrous oxide, nitrogen, oxygen and argon. The Company believes, that if a contractual arrangement with any supplier of gases or other raw materials was terminated, it would be able to locate alternative sources of supply without disruption of service. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to arrange comparable alternative supply arrangements.

GAS OPERATIONS

        The Gas Operations segment produces and distributes certain gas products, principally dry ice, carbon dioxide, nitrous oxide and specialty gases. The Company also operates two air separation plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment. A description of the businesses included in the Gas Operations segment are as follows:

Dry Ice

        The Company is a producer and distributor of dry ice in the United States. Customers include food processors, food service, pharmaceutical and biotech industries, wholesale trade and grocery and other retail outlets. The dry ice business generally experiences a higher level of sales during the warmer months. The Company's carbon dioxide requirements (dry ice is the solid form of carbon dioxide) are purchased from the vertically integrated producers of carbon dioxide and from internal production sources.

Carbon Dioxide

        The Company is a producer and distributor of liquid carbon dioxide. Carbon dioxide requirements are met by eight Company-owned production facilities, a 50%-owned joint venture and purchases from vertically integrated gas producers of carbon dioxide. The joint venture also produces and sells liquid carbon dioxide to other producers of industrial gases. The Company believes the United States bulk supply market for liquid carbon dioxide is approximately $475 million annually. The largest customer segments include chemical producers and manufacturers of foods and beverages. The Company primarily competes with three major carbon dioxide companies, Praxair, BOC Gases and Air Liquide, which produce over 70% of the merchant carbon dioxide volumes in the United States.

Specialty and Other Gases

        The Company operates 8 National labs, full scale testing and blending facilities, which blend various special application gas mixes, ultra high purity grade gases, pure hydrocarbon mixtures, EPA protocol gases, and vehicle emission standard gases. Gas mixtures are used in process control, final product qualification and emissions monitoring. Specialty gases produced are primarily sold to the Distribution segment (see Note 23 of the Company's Consolidated Financial Statements for disclosure related to segment sales). The third-party customer base for these products consists primarily of environmental-related businesses, manufacturers of electronics, governmental entities, petroleum refiners, pharmaceutical companies and automotive businesses. Gas Operations also provides technical support to 54 regional labs, limited scale testing and blending facilities, which are operated by the Distribution segment. The national and regional labs perform testing and certification services for gas purity.

Nitrous Oxide

        The Company is a manufacturer of nitrous oxide gas. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain high technology electronics industries. The Company's market focus includes bulk customers as well as sales to the Distribution segment. The Company purchases the raw materials utilized in its nitrous oxide production pursuant to contracts with major manufacturers and suppliers.

Suppliers

        The Company believes that if a contractual arrangement with any Gas Operations segment supplier was terminated, it would not have a material adverse effect on operations. However, two of the Company's 15 dry ice production facilities are located on property owned by BOC Gases. If the current arrangements with BOC Gases were terminated, the Company's dry ice production capabilities may be reduced.

AIRGAS GROWTH STRATEGIES

        The Company's strategic objectives are to establish itself as the low-cost supplier in the industry and drive market-leading sales growth by leveraging its national distribution infrastructure. To meet these objectives, the Company has established the following strategic initiatives:

  •
  increasing market penetration by growing the strategic account business (sales to large customers with multiple locations), increasing account penetration by selling more products to existing customers, strengthening sales leadership training and leveraging the market presence of acquisitions; migrating customers to the appropriate distribution channel by leveraging the Company's safety telesales capabilities, expanding its second-generation eBusiness capability and providing sales training on channel management;

  •
  improving supply chain efficiencies through optimizing the routing and scheduling of trucks, more efficient cylinder filling and management, controlling procurement and enhancing the operations of the Company's five regional distribution centers;
  •
  implementing redesigned business processes that standardize and centralize certain support functions of the Company's matrix organization structure; and
  •
  Acquiring core packaged gas distribution.

        These strategic objectives are designed to facilitate organic sales and earnings growth. The Company will also continue to supplement its internal growth strategies through core business acquisitions.

REGULATORY AND ENVIRONMENTAL MATTERS

        The Company's subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company's products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental purposes during fiscal 2002 were not material.

INSURANCE

        The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retention of $500,000 per occurrence and an aggregate limit of $1.5 million of claims in excess of $500,000. The Company accrues estimated losses using actuarial models and assumptions based on the Company's historical loss experience.

EMPLOYEES

        On March 31, 2002, the Company employed approximately 8,500 employees of whom approximately 5% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.

PATENTS, TRADEMARKS AND LICENSES

        The Company holds trademark registrations for "Airgas," "Red-D-Arc," "RED-D-ARC WELDERENTAL," "Gold Gas," "Stainless Mix," "Steelmix," "Alummix," "Powersource," and "VAWELD." The Company has trademarks pending for "RADNOR," "RADNOR Industrial Products," "RADNOR Safety Products," and "RADNOR Welding Products," its private-label product brands. The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland(1)	52	Chairman of the Board and Chief Executive Officer
Glenn M. Fischer	51	President and Chief Operating Officer
Roger F. Millay	44	Senior Vice President—Finance and Chief Financial Officer
Andrew R. Cichocki	39	Senior Vice President—Human Resources
Robert A. Dougherty	44	Senior Vice President—Information Services and Chief Information Officer
Gordon L. Keen, Jr.	57	Senior Vice President—Law and Corporate Development
Michael L. Molinini	51	Senior Vice President—Hardgoods Operations
Ted R. Schulte	51	Senior Vice President—Gas Operations
Patrick M. Visintainer	38	Senior Vice President—Sales
Alfred B. Crichton	54	Division President—West
B. Shaun Powers	50	Division President—East
Dean A. Bertolino	33	Vice President and General Counsel

(1)
Member of the Board of Directors

        Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, and from April 1997 to December 1998. In May 1997, Mr. McCausland was elected to the board of directors of Hercules Inc., a worldwide manufacturer of chemical specialty products. He also serves on the Board of Trustees of the Eisenhower Exchange Fellowships.

        Mr. Fischer has been President and Chief Operating Officer since November 2000. Prior to joining Airgas, Mr. Fischer served as President of BOC Gases—North America from 1997 to 2000 and as Executive Vice President of BOC Gases—Americas from 1995 to 1997.

        Mr. Millay has been Senior Vice President—Finance and Chief Financial Officer since November 1999. Prior to joining Airgas, Mr. Millay served as Senior Vice President and Chief Financial Officer of Transport International Pool, a division of General Electric Capital Corporation, from May 1995 to October 1999.

        Mr. Cichocki was appointed Senior Vice President—Human Resources in May 2002. Prior to that time, Mr. Cichocki served as Senior Vice President—Project One from February 2001 to April 2002, Senior Vice President—Business Operations and Planning from January 1999 to January 2001, Vice President—Corporate Development from April 1997 to December 1998 and as Assistant Vice President—Corporate Development from August 1992 to March 1997. In his current position, Mr. Cichocki replaced Mr. Giangrasso who had served as Senior Vice President—Human Resources since May 2001.

        Mr. Dougherty has been Senior Vice President—Information Services and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from August 1998 to December 2000 and as Director of Information Systems from November 1993 to July 1998 of Subaru of America, Inc.

        Mr. Keen has been Senior Vice President—Law and Corporate Development since April 1997. Prior to that time, Mr. Keen served as Vice President—Corporate Development from January 1992 to March 1997.

        Mr. Molinini has been Senior Vice President—Hardgoods Operations since August 2000. Prior to that time, Mr. Molinini served as Vice President—Hardgoods Operations from August 1999 to

July 2000 and as Vice President—Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company since 1991.

        Mr. Schulte has been Senior Vice President—Gas Operations since August 2000. Prior to that time, Mr. Schulte served as Vice President—Gas Operations from November 1998 to July 2000 and as President of Airgas Carbonic from November 1997 to October 1998. Prior to joining Airgas, Mr. Schulte served as Senior Vice President of Energetic Solutions, the US subsidiary of ICI Explosives, from June 1997 to October 1997 and as Vice President Industrial Gas Sales of Arcadian Corporation from 1992 through June 1997.

        Mr. Visintainer has been Senior Vice President—Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President—Sales and Marketing from February 1998 to December 1998 and as President of one of the Company's subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager—Industrial/Specialty Gases and National Accounts Manager.

        Mr. Crichton has been Division President—West since February 1993. Prior to that time, Mr. Crichton served in various leadership positions since joining the Company in 1988 and has more than 30 years of experience in the industrial gas industry.

        Mr. Powers has been Division President—East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers' career also includes 17 years with Air Products and Chemicals, Inc. where he served in various leadership positions.

        Mr. Bertolino has been Vice President and General Counsel since December 2001. Prior to joining Airgas, Mr. Bertolino served as Assistant General Counsel of The BOC Group, Inc. from 1999 to 2001 and as an Associate with the law firm of Brown & Wood LLP from 1994 to 1999.

ITEM 2. PROPERTIES.

        The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

        The Company's Distribution segment operates a network of multiple use facilities consisting of approximately 610 branch stores, 54 regional gas laboratories, 17 acetylene manufacturing facilities, 5 regional distribution centers, 180 cylinder fill plants and various customer call centers. The Distribution segment conducts business in 46 states. The Company owns approximately 28% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities leased from employees are on terms consistent with commercial rental rates prevailing in the surrounding rental market.

        The Company's Gas Operations' segment consists of businesses, located throughout the United States, which operate approximately 40 branch locations, 8 liquid carbon dioxide and 15 dry ice production facilities, 2 air separation plants, 8 national gas laboratories, and 3 nitrous oxide production facilities. The Company owns approximately 25% of these facilities. The remaining facilities are leased from third parties.

        The Company's distribution network was expanded through the addition of 88 locations acquired from Air Products during the fourth quarter of fiscal 2002. The additional facilities are included in the description above.

        During fiscal 2002, the Company's production facilities operated at approximately 75% of capacity based on an average daily production shift of 16 hours.

        The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

        In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama, alleging tortious interference with business or contractual relations with respect to Praxair's right of first refusal agreement with the majority shareholders of National Welders Supply Company, Inc. ("National Welders") in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleged breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In April 2002, the Company and Praxair entered into an agreement to settle the litigation in order to avoid the time and expense of a lengthy trial. Each party denied any wrongdoing or liability and Praxair agreed to an early termination of the right of first refusal. As a result of the settlement, in the fourth quarter of fiscal 2002, the Company recorded a charge to earnings, net of previously established reserves related to the litigation, of $8.5 million. In fiscal 2001, the Company recorded a charge of $6.9 million for costs associated with defending the Praxair lawsuit.

        In fiscal 1997, the Company announced it was the victim of a fraudulent breach of contract by a third-party supplier of refrigerant gases and recorded a special charge related to product losses and costs associated with the Company's efforts to investigate the fraud and pursue recoveries. In March 2001, the Company reached a final settlement with its insurance carriers resulting in insurance recoveries of $4 million. The insurance settlement, net of associated legal expenses, was reflected in special charge recoveries in the Consolidated Statement of Earnings included in Item 8.

        In fiscal 2000, the Company recorded a $7.5 million charge representing an estimate of the overall costs associated with the defense and settlement of certain class action lawsuits pertaining to hazardous material charges paid to the Company by customers. In the fourth quarter of fiscal 2001, a settlement agreement and approving court orders covering all such class actions against the Company became final, and the Company reversed $1.1 million of the previously accrued defense and settlement costs.

        The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock (the "common stock") is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2002
First Quarter	$11.90	$7.52
Second Quarter	14.31	10.34
Third Quarter	15.65	12.79
Fourth Quarter	20.61	14.54
Fiscal 2001
First Quarter	$8.31	$4.63
Second Quarter	6.81	5.13
Third Quarter	8.44	5.88
Fourth Quarter	9.70	6.75

        The closing sale price of the Company's common stock as reported by the New York Stock Exchange on June 17, 2002, was $17.10 per share. As of June 17, 2002, there were approximately 21,500 shareholders of record of the Company's common stock.

        The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business and not to pay cash dividends on its common stock. Any payment of future dividends and the amounts thereof will depend upon the Company's earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

        Selected financial data for the Company are presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's Consolidated Financial Statements and notes thereto included in Item 8 herein.

(In thousands, except per share amounts):

	Years Ended March 31,
	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)
Operating Results:
Net sales	$1,636,047	$1,628,901	$1,542,334	$1,561,218	$1,447,990
Depreciation and amortization(6)	72,945	86,754	89,308	87,926	76,670
Special charges (recoveries), net	—	3,643	(2,829)	(1,000)	4,950
Operating income	125,033	107,949	106,731	112,996	118,948
Interest expense, net	47,013	60,207	57,560	60,298	53,290
Discount on securitization of trade receivables	4,846	1,303	—	—	—
Other income, net	1,382	242	17,862	26,621	1,940
Income taxes	29,806	20,718	31,551	34,437	29,989
Cumulative effect of a change in accounting principle	(59,000)	—	(590)	—	—
Net earnings (loss)	(10,415)	28,223	38,283	51,924	40,540
Basic earnings (loss) per share	$(.15)	$.43	$.55	$.74	$.59
Diluted earnings (loss) per share	$(.15)	$.42	$.54	$.72	$.57
Balance Sheet Data:
Working capital	$82,212	$53,690	$189,194	$165,416	$141,276
Total assets	1,717,057	1,581,290	1,739,331	1,698,472	1,641,474
Current portion of long-term debt	2,456	72,945	20,071	19,645	12,150
Long-term debt	764,124	620,664	857,422	847,841	830,845
Other non-current liabilities	30,343	22,446	28,998	23,585	36,842
Stockholders' equity(7)	503,086	496,849	472,507	470,945	426,873
Capital expenditures	58,297	65,910	65,211	101,638	124,725

(1)
As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the Company's Consolidated Financial Statements included in Item 8, the results for fiscal 2002 include: (a) a non-cash after-tax charge of $59 million as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value; (b) a litigation charge of $8.5 million ($5.7 million after-tax) related to the Praxair litigation settlement; and (c) a net non-recurring gain of $1.9 million ($120 thousand after-tax) related to divestitures and a write-down of a business held for sale to its net realizable value.
(2)
As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the Company's Consolidated Financial Statements included in Item 8, the results for fiscal 2001 include: (a) net special charges of $3.6 million ($2.3 million after-tax), (b) litigation charges, net, of $5.3 million ($3.4 million after-tax), and (c) asset impairments associated with two equity affiliates of $700 thousand after-tax. The decrease in working capital was partially attributable to a trade receivables securitization program entered into during fiscal 2001 and the classification of $50 million of medium-term notes maturing September 2001 as a component of "Current Liabilities." Cash proceeds of approximately $73.2 million from the securitization program were used to reduce long-term debt.

(3)
As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the Company's Consolidated Financial Statements included in Item 8, the results for fiscal 2000 include: (a) special charge recoveries of $2.8 million ($1.7 million after-tax), (b) divestiture gains of $17.5 million ($8.6 million after-tax), (c) a litigation charge of $7.5 million ($4.8 million after-tax), (d) an inventory write-down of $3.8 million ($2.2 million after-tax), and (e) an after-tax charge of $590 thousand representing a change in accounting principle.

(4)
The results for fiscal 1999 include: (a) special charge recoveries of $1.0 million ($575 thousand after-tax), (b) divestiture gains of $25.5 million ($15 million after-tax), and (c) a $1.8 million after-tax non-recurring gain relating to insurance proceeds recorded by an equity affiliate.

(5)
The results for fiscal 1998 include: (a) special charges of $22.4 million ($14.3 million after-tax) which consisted of severance, exit costs for the closure of duplicate facilities, the impairment write-down of property, equipment and related goodwill and a write-down related to the divestiture of several non-core businesses, offset by a one-time net gain related to an acquisition break-up fee of $3 million ($1.9 million after-tax), (b) a non-recurring gain of $14.5 million ($9.4 million after-tax) from the partial recovery of refrigerant losses, and (c) a non-recurring gain of $1.5 million ($980 thousand after-tax) on the sale of a non-core business.

(6)
Fiscal 2002 excludes the amortization of goodwill in accordance with SFAS 142.

(7)
The Company has not paid any dividends on its common stock.

AIRGAS, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations

ITEM 7.

RESULTS OF OPERATIONS: 2002 COMPARED TO 2001

OVERVIEW

        The Company's net sales for the fiscal year ended March 31, 2002 were $1.64 billion compared to $1.63 billion in the prior year. Fiscal 2002 was marked by continued slowing of the U.S. economy, particularly in relation to industrial and manufacturing markets. Despite the weak economic environment, the Company was successful in maintaining sales through its focus on strategic sales initiatives, including account penetration through the sale of safety products and sales to strategic account customers. The Company also continued to implement selective price increases and a discount and contract management program during fiscal 2002 that helped offset rising costs related to purchased gases, personnel costs, insurance and process improvement initiatives. Excluding the effect of the items outlined below, net earnings were $.78 per diluted share in fiscal 2002 compared to $.72 per diluted share in fiscal 2001, adjusted for comparative purposes to exclude the amortization of goodwill. Results as reported in fiscal 2002 were a net loss of $10.4 million, or a loss of $.15 per diluted share, compared to net earnings of $28.2 million, or $.42 per diluted share, in fiscal 2001.

        As discussed in the "Income Statement Commentary" below, fiscal 2002 results were affected by the following:

  •
  a non-cash after-tax charge of $59 million representing the cumulative effect of a change in accounting principle,

  •
  a litigation settlement charge of $8.5 million ($5.7 million after-tax), and

  •
  a net non-recurring gain of $1.9 million ($120 thousand after-tax) resulting from divestitures and a write down of a business held for sale to its net realizable value.

        Fiscal 2001 results were affected by the following:

  •
  net special charges of $3.6 million ($2.3 million after-tax),

  •
  litigation charges, net, of $5.3 million ($3.4 million after-tax), and

  •
  asset impairments associated with two equity affiliates of $700 thousand after-tax.

        Fiscal 2002 was a significant year for the Company. In February 2002, the Company completed the largest acquisition in its 20-year history with the acquisition of the majority of Air Products and Chemicals, Inc.'s ("Air Products") U.S. packaged gas business for cash of $241 million, including transaction costs, (the "Air Products acquisition"). The acquisition included 88 locations in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the selling of welding hardgoods. The acquired business generates annual sales of approximately $223 million and employs nearly 1,100 people. The Company expects that the Air Products acquisition will be accretive to earnings and return on capital in fiscal 2003. In September 2001, the Company also acquired six distributor locations from Air Liquide America Corporation ("Air Liquide") for $11 million. In a separate transaction in October 2001, the Company sold two of its nitrous oxide facilities to Air Liquide for cash proceeds of $10 million.

        The Company entered into an agreement with Praxair, Inc. ("Praxair") settling the litigation brought by Praxair against the Company in July 1996. The litigation alleged tortious interference with Praxair's right of first refusal agreement with National Welders Supply Company, Inc. The parties entered into the settlement agreement in order to avoid the time and expense of a lengthy trial, which was scheduled to begin in July 2002. The settlement resulted in the Company recognizing a charge of $8.5 million in the fourth quarter of fiscal 2002.

        In July 2001, the Company refinanced its revolving credit facilities to extend the term to 2006. Concurrent with the financing, the Company issued $225 million of 9.125% senior subordinated notes. In conjunction with the Air Products acquisition, the Company also obtained a $100 million term loan from a syndicate of lenders. These transactions enabled the Company to finance the Air Products acquisition entirely with senior bank debt. In fiscal 2002, exclusive of acquisition and divestiture activity and the Company's trade receivables securitization, the Company reduced total debt by $118 million. The ability to reduce debt is indicative of the strong cash flow characteristics of the Company's business.

        On April 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. With the adoption of SFAS 142, the Company used new criteria to assess whether goodwill associated with its business units was impaired. The valuation indicated that goodwill associated with the Company's tool business was impaired, which resulted in the recognition of a $59 million non-cash charge as the cumulative effect of a change in accounting principle. The impaired goodwill was not deductible for taxes, and accordingly, no tax benefit was recorded in relation to the charge.

        As prescribed by SFAS 142, fiscal 2002 results exclude the amortization of goodwill. For comparability to prior periods, certain discussions in the Management's Discussion and Analysis present fiscal 2001 results adjusted to exclude the amortization of goodwill. The actual results as reported in fiscal 2001 are presented in the Consolidated Financial Statements included in Item 8. Additionally, Note 7 to the Consolidated Financial Statements provides a reconciliation between the fiscal 2001 reported results and the adjusted results discussed in the Management's Discussion and Analysis.

INCOME STATEMENT COMMENTARY

Net Sales

        Net sales increased 0.4% in fiscal 2002 compared to 2001, reflecting same-store sales growth of 0.2%. The Company calculates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures.

	2002	2001	Increase
	(In thousands)
Distribution	$1,494,267	$1,487,422	$6,845	0.5%
Gas Operations	141,780	141,479	301	0.2%

	$1,636,047	$1,628,901	$7,146	0.4%

        The Distribution segment's principal products and services include industrial, medical and specialty gases, equipment rental and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Sales of the Distribution segment increased $6.8 million driven by acquisitions partially offset by a decline in same-store sales. Fiscal 2002 acquisitions contributed sales of $22.6 million. Distribution same-store sales decreased $15.8 million (-0.6%) resulting from a decline in hardgoods same-store sales of $59.9 million (-6.7%), partially offset by gas and rent sales growth of $44.1 million (7.1%). The decline in hardgoods same-store sales resulted from lower sales volumes of industrial tools and welding products reflecting the weak industrial and manufacturing environment, particularly with regard to metal fabrication and machinery industries. The decrease in hardgoods sales was correlated with the decline in non-tech industrial production during fiscal 2002. Partially offsetting the decline in tools and welding hardgoods, sales of safety products grew 4% to $258 million compared to the prior year reflecting continued success of account penetration initiatives and growth through the Company's telemarketing sales channel. Gas and rent same-store sales growth was driven by price increases during the year in response to rising costs and by growth derived from strategic sales initiatives. Growth in strategic gas sales was driven by higher volumes of medical, specialty and bulk gases. Rental revenue was also favorably impacted by a 12% increase in welder equipment rentals from the Company's expansion of its rental welder fleet. Sales to strategic account customers (sales to large customers with multiple locations) grew 10% to $165 million in fiscal 2002 reflecting the Company's success in leveraging its broad distribution network to service large customers. The Company has followed a strategy of focusing on strategic sales initiatives to drive sales growth and market penetration in the industries that it serves.

        The Gas Operations segment's sales primarily include dry ice and carbon dioxide that are used for cooling and the production of food, beverages and chemical products. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Gas Operations' sales were flat as same-store sales growth was offset by divestiture activity. Same-store sales increased $7.4 million (5.9%) driven by price increases to help offset rising costs and higher volumes of liquid carbon dioxide and dry ice. Divestiture activity consisted of the sale of two nitrous oxide plants in fiscal 2002 and the divestiture of the Jackson Dome carbon dioxide reserves and associated pipeline (the "Jackson Dome pipeline") in January 2001.

Gross Profits

        Gross profits, excluding depreciation expense, increased 4.6% in fiscal 2002 compared to 2001. The gross profit margin increased 200 basis points to 50% in fiscal 2002 as compared to 48% in the prior year.

	2002	2001	Increase
	(In thousands)
Distribution	$724,173	$689,999	$34,174	5.0%
Gas Operations	93,121	91,702	1,419	1.5%

	$817,294	$781,701	$35,593	4.6%

        Distribution gross profits increased $34.2 million from both same-store gross profit growth and acquisition activity. The Distribution segment's gross profit margin of 48.5% in fiscal 2002 increased 210 basis points from 46.4% in the prior year. The improved margin was primarily due to a shift in sales mix towards higher margin gas and rent sales as well as price increases and a discount management program. The shift in sales mix was driven principally by strategic sales initiatives and declining hardgoods sales. Gas and rent comprised 47.3% of Distribution sales compared to 43.5% in the prior year.

        Gas Operations' gross profits increased $1.4 million primarily from same-store gross profit growth of $5.5 million partially offset by divestiture activity. Same-store gross profit growth reflected higher volumes and pricing for liquid carbon dioxide and dry ice. Gas Operations' gross profit margin of 65.7% increased 90 basis points from 64.8% in the prior year, reflecting volume gains leveraging fixed manufacturing costs and price increases.

Operating Expenses

        Selling, distribution and administrative expenses ("SD&A") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. SD&A expenses increased $36 million (6.2%) compared to the prior fiscal year primarily from net acquisition and divestiture activity and higher costs associated with personnel, health and workers' compensation insurance, costs associated with the Company's Project One initiative and litigation. The Project One initiative began in the second half of fiscal 2001 and is focused on improving certain operational and administrative processes. On a same-store basis, SD&A expenses increased by approximately $27 million (5%) in fiscal 2002 compared to fiscal 2001. Higher litigation costs resulted from a litigation settlement, discussed below. As a percentage of net sales, SD&A expenses increased 210 basis points to 37.9% from 35.8% in fiscal 2001.

        Litigation costs were $11 million in fiscal 2002 compared to $7.5 million in fiscal 2001. Fiscal 2002 included a charge of $8.5 million, net of previously established reserves, to settle litigation brought by Praxair, a competitor, against the Company in July 1996. Fiscal 2001 included a charge of $6.9 million for costs to defend against the lawsuit brought by Praxair.

        Amortization expense was $8.2 million in fiscal 2002 compared to $23.8 million in fiscal 2001. On April 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. Under the new pronouncement, goodwill is no longer amortized, but instead is tested for impairment at least annually. Fiscal 2002 amortization expense relates to non-competition agreements, which are amortized over the terms of the respective agreements. Depreciation expense of $64.8 million in fiscal 2002 increased 3% compared to fiscal 2001.

Operating Income

        Operating income increased 2.2% in fiscal 2002 as compared to 2001, adjusted to exclude the amortization of goodwill. Fiscal 2001 operating income reflects special charges, net, of $3.6 million consisting of a charge associated with a cost reduction plan partially offset by a special charge recovery from an insurance settlement. Excluding special charges in fiscal 2001, operating income decreased approximately 1% in fiscal 2002.

	2002	2001(a)	Increase (Decrease)		As Reported 2001
	(In thousands)
Distribution	$103,430	$104,506	$(1,076)	(1.0)%	$92,186
Gas Operations	21,603	21,523	80	0.4%	19,406
Special Charges	—	(3,643)	3,643	—	(3,643)

	$125,033	$122,386	$2,647	2.2%	$107,949

(a)
Fiscal 2001 operating income has been adjusted for comparative purposes to exclude the amortization of goodwill in connection with the fiscal 2002 adoption of SFAS 142.

        The Distribution segment's operating income margin of 6.9% in fiscal 2002 decreased slightly from 7.0% in fiscal 2001, as adjusted. The relatively stable operating income margin year over year reflected the Company's success in raising prices to offset higher operating expenses.

        The Gas Operations segment's operating income margin was flat at 15.2% in both fiscal 2002 and fiscal 2001, as adjusted. Higher gross profits from volume and price increases in fiscal 2002 offset the divestiture of the Jackson Dome pipeline and the two nitrous oxide plants, both of which had higher than average operating margins reflected in the prior year's results.

Interest Expense and Discount on Securitization of Trade Receivables

        Interest expense, net, and the discount on securitization of trade receivables totaled $51.9 million representing a decrease of $9.7 million (-15.7%) compared to the prior fiscal year. The decrease resulted primarily from lower average debt levels. The decrease in average debt levels was attributable to cash flow provided from operations and proceeds from the divestiture of the Jackson Dome pipeline in the fourth quarter of fiscal 2001. Although the Air Products acquisition increased debt levels at the end of fiscal 2002, average debt levels during fiscal 2002 were approximately $130 million lower than fiscal 2001. Weighted-average financing costs were slightly lower in the current year compared to the prior year as higher rates of fixed cost debt associated with the Company's July 2001 debt refinancing were offset by lower prevailing market rates related to variable rate debt.

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $134 million and $73 million at March 31, 2002 and March 31, 2001, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

        As discussed in "Liquidity and Capital Resources" and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk," the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company's ratio of fixed to variable interest rates at March 31, 2002 was 48% fixed to 52% variable. A majority of the Company's variable rate debt is based on a spread over the London Interbank Offered Rate ("LIBOR"). Based on the Company's outstanding variable rate debt and credit rating at March 31, 2002, for every increase in LIBOR of 25 basis points, it is estimated that the Company's annual interest expense would increase approximately $1 million.

Other Income, net

        Other income, net, totaled $1.4 million in fiscal 2002 compared to $242 thousand in fiscal 2001. Fiscal 2002 includes a net non-recurring gain of $1.9 million consisting of a $7.4 million gain on the divestiture of two nitrous oxide plants partially offset by a $3.6 million charge to write down a business unit held for sale to its net realizable value and a $1.9 million loss resulting from an indemnity claim related to a prior period divestiture.

Equity in Earnings of Unconsolidated Affiliates

        Equity in earnings of unconsolidated affiliates of $3.8 million was relatively flat compared to $4.0 million in fiscal 2001, adjusted for comparative purposes to exclude goodwill amortization. Fiscal 2001 includes after-tax charges of $700 thousand related to asset impairments associated with two equity affiliates. Including goodwill amortization, equity in earnings of unconsolidated affiliates as reported in fiscal 2001 was $2.3 million.

Income Tax Expense

        The effective income tax rate was 38.0% of pre-tax earnings in fiscal 2002 compared to 35.5% in fiscal 2001, adjusted for comparative purposes for the impact of SFAS 142. The increase in the effective income tax rate in fiscal 2002 was primarily due to the $3.6 million write-down of a business unit to its net realizable value, which was not deductible for income taxes. The effective income tax rate as reported in fiscal 2001 was 42.3%.

Cumulative Effect of a Change in Accounting Principle

        In connection with the adoption of SFAS 142, the Company performed an evaluation of goodwill as of April 1, 2001. The results of the evaluation indicated that goodwill related to one reporting unit, the Company's tool business, was impaired. The Company measured the amount of impairment based on a comparison of the fair value of the reporting unit to its carrying value. Accordingly, the Company recognized a $59 million non-cash, after-tax charge, recorded as of April 1, 2001, as a cumulative effect of a change in accounting principle for the write-down of goodwill of the tool business reporting unit to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

        On April 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, the Company recorded the cumulative effect of this accounting change as a liability and a deferred loss of $6.7 million in the accumulated other comprehensive income (loss) component of stockholders' equity to recognize, at fair value, interest rate swap agreements that are designated as cash flow hedging instruments. Additionally, the Company recorded an asset and adjusted the carrying value of the hedged portion of its fixed rate debt by $6 million to recognize, at fair value, interest rate swap agreements that are designated as fair value hedging instruments

Net Earnings (Loss)

        The Company recognized a net loss in fiscal 2002 of $10.4 million, or a loss of $.15 per diluted share, compared to net earnings of $28.2 million, or $.42 per diluted share, in fiscal 2001.

Air Products Acquisition Integration

        The Air Products acquisition contemplated certain integration activities to optimize the combined operations. Those activities consist of facility exit costs and employee severance related to closing duplicate or overlapping facilities and integration costs related to computer conversions, training and the cost of moving inventory and equipment. Although final cost estimates for those activities are being prepared, the costs to exit existing Airgas facilities and sever employees are expected to be between $2.5 and $3.5 million and will be recognized in a special charge in the first quarter of fiscal 2003. Integration costs are expected to be between $3.5 and $4.5 million and will be recognized in operating expenses as incurred throughout fiscal 2003.

AIRGAS, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: 2001 COMPARED TO 2000

OVERVIEW

        The Company's net sales for the fiscal year ended March 31, 2001 were $1.63 billion compared to $1.54 billion in the prior year. Despite a slowing U.S. economy, the Company experienced positive same-store sales growth of 3.1%, continuing the same-store sales growth that began in the fiscal 2000 fourth quarter. The Company's successful strategy of leveraging its distribution network to sign new strategic accounts, pursue cross-selling opportunities and promote strategic products had a favorable impact on net sales. In addition, net sales were positively affected by the prior year acquisition of Mallinckrodt Inc.'s Puritan-Bennett medical gas subsidiary ("Puritan Medical Products"). The Company also implemented price increases during fiscal 2001 that helped to offset rising costs related to purchased gases, salaries and wages, insurance, and distribution. Excluding the effect of the items outlined below, net earnings were $.52 per diluted share in both fiscal 2001 and 2000. Net earnings, as reported, for fiscal 2001 were $28.2 million, or $.42 per diluted share, compared to $38.3 million, or $.54 per diluted share, in fiscal 2000.

        As discussed in the "Income Statement Commentary" below, fiscal 2001 net earnings were affected by the following:

  •
  net special charges of $3.6 million ($2.3 million after-tax),

  •
  litigation charges, net, of $5.3 million ($3.4 million after-tax), and

  •
  asset impairments associated with two equity affiliates of $700 thousand after-tax.

        Fiscal 2000 net earnings were affected by the following:

  •
  special charge recoveries of $2.8 million ($1.7 million after-tax),

  •
  divestiture gains of $17.5 million ($8.6 million after-tax),

  •
  a litigation charge of $7.5 million ($4.8 million after-tax),

  •
  an inventory write-down of $3.8 million ($2.2 million after-tax), and

  •
  an after-tax charge of $590 thousand representing a change in accounting principle.

        Additionally in fiscal 2001, the Company reduced total debt by $183.9 million. The ability to reduce debt is indicative of the strong cash flow characteristics of the Company's business. Debt reduction resulted from cash flow from operations, divestitures and a securitization of trade receivables. Operations provided approximately $61 million, divestitures provided approximately $50 million, principally the divestiture of the Jackson Dome carbon dioxide reserves and associated pipeline ("Jackson Dome pipeline"), and the trade receivables securitization program provided approximately $73 million.

INCOME STATEMENT COMMENTARY

Net Sales

        Net sales increased 5.6% in fiscal 2001 compared to 2000, driven by same-store sales growth of 3.1% and prior year acquisitions included for a full year in 2001.

	2001	2000	Increase
	(In thousands)
Distribution	$1,487,422	$1,409,949	$77,473	5.5%
Gas Operations	141,479	132,385	9,094	6.9%

	$1,628,901	$1,542,334	$86,567	5.6%

        Distribution sales increased $77.5 million as a result of net acquisition and divestiture activity and same-store sales growth. Fiscal 2001 sales increased $43.8 million from seven distributor acquisitions since April 1, 1999, partially offset by a divestiture during fiscal 2000. The most significant of the acquisitions was that of Puritan Medical Products in the fourth quarter of fiscal 2000. Distribution same-store sales growth of $33.7 million (2.7%) resulted from gas and rent sales growth of $28.8 million (5.1%) and hardgoods sales growth of $4.9 million (1.0%). Gas and rent same-store sales growth was primarily attributable to higher volumes of strategic products and continued success of certain sales initiatives, such as strategic accounts. Growth in strategic product sales resulted from expansion of the rental welder fleet and improvements in certain gas product sales including medical and specialty gases. Price increases implemented during fiscal 2001 also contributed to gas and rent sales growth. Hardgoods same-store sales growth was driven principally by an increase in safety sales resulting from the successful cross-selling of safety products through the Company's distribution network. Although hardgoods same-store sales growth was positive in fiscal 2001, hardgoods sales slowed in the fiscal third quarter with further contraction in the fourth quarter resulting from the slowing U.S. industrial economy.

        The Gas Operations' sales increased $9.1 million in fiscal 2001 compared to the prior year primarily from same-store sales growth (7.2%). Gas Operations' same-store sales growth resulted from higher volumes of liquid carbon dioxide, dry ice and nitrous oxide. Sales growth was also driven by price increases that were implemented during the fourth quarter of fiscal 2001 to help offset the impact of higher energy and distribution costs. The reduction in sales from the divestiture of the Jackson Dome pipeline in fiscal 2001 and the divestiture of operations in Poland and Thailand in fiscal 2000 were offset by nitrous oxide production businesses that were acquired with Puritan Medical Products.

Gross Profits

        Gross profits, excluding depreciation expense, increased 7.7% in fiscal 2001 compared to 2000.

	2001	2000	Increase
	(In thousands)
Distribution	$689,999	$649,827	$40,172	6.2%
Gas Operations	91,702	75,910	15,792	20.8%

	$781,701	$725,737	$55,964	7.7%

        Distribution gross profits increased $40.2 million resulting from net acquisition and divestiture activity and same-store gross profits growth. Acquisition and divestiture activity accounted for a net increase in gross profits of $29.0 million, primarily from the acquisition of Puritan Medical Products in the fourth quarter of fiscal 2000. Same-store gross profits increased $11.2 million (2.4%) compared to the prior year. Same-store gross profit growth consisted of a $14.4 million (3.7%) increase in gas and rent, partially offset by a decrease in hardgoods gross profits of $3.2 million. Same-store gross profits of gas and rent increased resulting from higher sales volumes and price increases implemented during fiscal 2001. An expanded rental welder fleet also contributed to the increase in gross profits. The Distribution segment's gross profit margin of 46.4% in fiscal 2001 increased 30 basis points from 46.1% in the prior year primarily as a result of a shift in sales mix to higher margin gases. The shift in sales mix was driven principally by higher margin medical gases contributed by Puritan Medical Products. The decline in hardgoods same-store gross profits resulted from general weakness in certain manufacturing and industrial hardgoods markets served by the Company. The decline in hardgoods gross profits was partially mitigated by lower costs from centralized purchasing initiatives and continued growth of higher margin private label products. Private label products reached an annual run rate of $45 million in fiscal 2001 representing a 40% increase over the prior year.

        The Gas Operations segment's gross profits increased $15.8 million primarily from same-store gross profit growth and net acquisition activity. Same-store gross profit growth of $10.5 million (13.4%) resulted primarily from higher sales volumes and price increases of dry ice, liquid carbon dioxide and nitrous oxide. Gross profits increased $1.5 million from net acquisition activity, primarily consisting of the prior year acquisition of Puritan Medical Products's nitrous oxide production businesses. In addition, the prior year was adversely affected by an inventory write-down of $3.8 million related to certain specialty gas inventories. Gas Operations' gross profit margin was 64.8% compared to 57.3% in the prior year. The gross profit margin in the prior year reflects the impact of the specialty gas inventory write-down.

Operating Expenses

        Selling, distribution and administrative expenses ("SD&A") increased $50.8 million (9.5%) compared to the prior fiscal year primarily from net acquisition and divestiture activity and higher costs associated with personnel, distribution and insurance. On a same-store basis, SD&A expenses are estimated to have increased approximately $32 million in fiscal 2001 compared to fiscal 2000. Personnel costs were affected by rising salaries and wages driven by a competitive labor market. Higher distribution costs resulted primarily from increases in the price of fuel and energy. Insurance costs were driven by rising medical costs related to workers' compensation and health insurance. The Company implemented a cost reduction plan in the fourth quarter of fiscal 2001. The cost reduction plan focused on a reduction in workforce, the closure of 30 branch locations and the planned disposition of certain non-core businesses. As a percentage of net sales, SD&A expenses increased to 35.8% from 34.5% in fiscal 2000.

        Fiscal 2001 SD&A expenses included legal expenses of $7.5 million. Fiscal 2001 legal expenses reflect litigation charges of $5.3 million, net. The net litigation charges consist primarily of a fourth quarter charge of $6.9 million related to a lawsuit brought by a competitor, Praxair, Inc. The charge reflected an estimate of the costs associated with the defense of the lawsuit. The charge was partially offset by the final settlement and reversal of $1.1 million of liabilities established in fiscal 2000 associated with the defense and settlement of class-action lawsuits related to hazardous materials charges. Legal expenses for fiscal 2000 of $9.6 million included a $7.5 million litigation charge representing the Company's original estimate of the costs to defend against and settle the class-action lawsuits.

        Depreciation expense of approximately $63 million remained relatively flat compared to fiscal 2000. Amortization expense of $23.8 million decreased $1.9 million (-7.2%) compared to fiscal 2000 primarily from the expiration of non-compete agreements related to prior acquisitions.

Special Charges (Recoveries)

        Special charges in fiscal 2001 included a charge of $8.5 million related to a cost reduction plan implemented by the Company to improve operating results at certain business units as well as to mitigate rising operating expenses. The fourth quarter 2001 cost reduction charge included severance costs for a reduction in workforce, exit costs for the closure of 30 branch locations and losses associated with the anticipated divestiture of certain non-core businesses. The non-core businesses to be divested generated annual sales of approximately $10 million in fiscal 2001 and were included in the Company's Distribution segment. The charge was partially offset by $4.9 million of special charge recoveries primarily consisting of a favorable insurance settlement associated with the fiscal 1997 special charge. Special charge recoveries in fiscal 2000 consist of $2.8 million primarily from a favorable insurance settlement related to the fiscal 1997 special charge.

Operating Income

        Operating income increased 1.1% in fiscal 2001 compared to 2000. Excluding special (charges) recoveries, operating income increased 7.4%.

	2001	2000	Increase (Decrease)
	(In thousands)
Distribution	$92,186	$94,671	$(2,485)	(2.6)%
Gas Operations	19,406	9,231	10,175	110%
Special (Charges) Recoveries	(3,643)	2,829	(6,472)	—

	$107,949	$106,731	$1,218	1.1%

        The Distribution segment's operating income margin of 6.2% in fiscal 2001 decreased from 6.7% in fiscal 2000 primarily due to higher operating expenses, partially offset by gross profits from same-store sales growth and acquisitions.

        The Gas Operations segment's operating income margin of 13.7% in fiscal 2001 increased from 7.0% in fiscal 2000. Fiscal 2001 results benefited from higher gross profits from same-store sales growth and price increases. The prior year was adversely affected by a $3.8 million inventory write-down of certain specialty gas inventories. Gas Operations' operating income margin was 9.8% in fiscal 2000, excluding the impact of the inventory write-down.

Interest Expense and Discount on Securitization of Trade Receivables

        Interest expense, net, and the discount on securitization of trade receivables totaled $61.5 million and represents an increase of $4 million (6.9%) compared to fiscal 2000. The increase resulted from higher average debt levels, partially offset by lower weighted-average interest rates. The increase in the average debt level in fiscal 2001 was primarily due to the fourth quarter of fiscal 2000 acquisition of Puritan Medical Products as well as common stock repurchases during fiscal 2001.

        In December 2000, the Company entered into a trade receivables securitization agreement with two commercial banks. Net proceeds received by the Company through March 31, 2001 were $73.2 million and were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables of $1.3 million in fiscal 2001 represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Other Income, net

        Other income, net, totaled $242 thousand in fiscal 2001 compared to $17.9 million in fiscal 2000. Fiscal 2000 includes a $14.9 million gain from the divestitures of operations in Poland and Thailand.

Equity in Earnings of Unconsolidated Affiliates

        Equity in earnings of unconsolidated affiliates of $2.3 million decreased $1.1 million compared to fiscal 2000. The decrease in fiscal 2001 was primarily due to after-tax charges of $700 thousand related to asset impairments associated with two equity affiliates.

Income Tax Expense

        The effective income tax rate was 42.3% of pre-tax earnings in fiscal 2001 compared to 44.8% in 2000. Excluding the tax effect related to certain gains and special charges in both periods, the effective income tax rate was 41.1% of pre-tax earnings in fiscal 2001 compared to 41.5% in 2000.

Cumulative Effect of a Change in Accounting Principle

        Fiscal 2000 includes a charge to net earnings of $590 thousand related to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The charge primarily resulted from the write-off of start-up costs capitalized in prior fiscal years in connection with the Company's two air separation units.

Net Earnings

        Net earnings in fiscal 2001 were $28.2 million, or $.42 per diluted share, compared to $38.3 million, or $.54 per diluted share, in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2002 Cash Flows

        Net cash provided by operating activities totaled $249.4 million in fiscal 2002 compared to $199.0 million in fiscal 2001. Net earnings, adjusted for non-cash items including the cumulative effect of a change in accounting principle, were $159.2 million compared to $125.1 million in fiscal 2001. The sale of trade receivables under the trade receivables securitization program provided cash of $60.8 million in fiscal 2002 compared to $73.2 million in the prior year. Working capital and other assets and liabilities, net, provided cash of $29.4 million compared to $696 thousand in fiscal 2001, representing a net improvement in cash flow of $28.7 million. Working capital improvement was primarily driven by lower levels of inventory and trade receivables as well as higher outstanding accounts payable. Lower inventory levels resulted from a decline in hardgoods sales, more effective utilization of the Company's centralized distribution centers and initiatives designed to consolidate product lines and vendors. Higher outstanding accounts payable reflected an increase in days payable outstanding to 44 days from 39 days at March 31, 2001. Cash flow provided by operating activities was primarily used to reduce borrowings under the Company's revolving credit facilities and fund capital expenditures.

        Cash used in investing activities totaled $294.7 million and primarily consisted of acquisitions and capital expenditures. Acquisitions in fiscal 2002 used cash of $252.5 million and consisted of the fourth quarter acquisition of a majority of Air Products' U.S. packaged gas business and the third quarter acquisition of six gas distributor locations from Air Liquide. Capital expenditures in fiscal 2002 of $58.3 million were 12% lower than the prior year resulting from lower cylinder purchases reflecting effective asset management initiatives. The Company anticipates fiscal 2003 capital spending will fall within a range of $75 to $80 million. Proceeds of $10.2 million were also received from the divestiture of two nitrous oxide plants during fiscal 2002.

        Financing activities provided cash of $45.3 million primarily from borrowings in relation to the Air Products acquisition. Financing activities also included the payment of $12.5 million in financing costs related to the refinancing of the Company's revolving credit facilities, issuance of senior subordinated notes and a term loan obtained in relation to the Air Products acquisition. The reduction in the cash overdraft used cash of $17 million. The cash overdraft represents the balance of outstanding checks. Exclusive of acquisition and divestiture activity and the Company's trade receivables securitization, the Company reduced total debt by $118 million in fiscal 2002. The ability to reduce debt is indicative of the strong cash flow characteristics of the Company's business.

        Cash on hand at the end of each fiscal year is zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company's revolving credit facilities.

        The Company will continue to look for appropriate acquisitions of distributors to complement its broad distribution network. Capital expenditures, current debt maturities and any future acquisitions are expected to be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

        The Company does not currently pay dividends.

Financial Instruments

Revolving Credit Facilities

        On July 30, 2001, the Company refinanced its revolving credit facilities due December 5, 2002. The refinanced credit facilities consist of unsecured revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (U.S. $32 million) under a credit agreement with a maturity date of July 30, 2006. At March 31, 2002, the Company had borrowings under the credit agreement of approximately $208 million and $35 million Canadian (U.S. $21 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $38 million at March 31, 2002. The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the payment of dividends and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $105 million at March 31, 2002. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on the London Interbank Offered Rate ("LIBOR") and Canadian Bankers' Acceptance Rates, respectively. At March 31, 2002, the effective interest rates on borrowings under the revolving credit facilities were 3.98% on U.S. borrowings and 2.15% on Canadian borrowings.

        Borrowings under the revolving credit facilities are guaranteed by certain of the Company's domestic subsidiaries and Canadian borrowings are guaranteed by foreign subsidiaries. During the fourth quarter of fiscal 2002, the Company's credit rating as determined by third-party credit agencies was lowered in response to additional indebtedness related to the Air Products acquisition. The lower credit rating required the Company to pledge 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company's credit rating is further reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders.

Term Loan

        In February 2002, the Company completed the acquisition of the majority of Air Products' U.S. packaged gas business for cash of $241 million. In anticipation of the transaction, the Company amended its revolving credit facilities to permit the acquisition and obtained a $100 million term loan. The term loan is due in quarterly installments beginning June 30, 2002 with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company's credit rating. At March 31, 2002, the effective interest rate of the term loan was 4.15%. The additional term loan along with the Company's existing revolving credit facilities enabled the Company to finance the Air Products acquisition entirely with senior bank debt.

Senior Subordinated Notes

        On July 30, 2001, concurrent with the refinancing of the revolving credit facilities, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year with the first interest payment due April 1, 2002. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Act of 1933 (the "Securities Act"). In October 2001, the Company exchanged the Notes for substantially similar notes registered with the Securities and Exchange Commission in accordance with the Securities Act. The notes contain covenants that could restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Medium-Term Notes

        The Company had the following medium-term notes outstanding at March 31, 2002: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. At March 31, 2002, the Company's long-term debt also included acquisition notes and other long-term debt instruments of approximately $33 million with interest rates ranging from 7.00% to 9.00%. In the first quarter of fiscal 2003, the Company refinanced $20 million of the acquisition notes with borrowings under its revolving credit facilities.

Interest Rate Swap Agreements

        The Company manages its exposure to changes in market interest rates. At March 31, 2002, the Company was party to a total of 12 interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $323 million in notional principal amount at March 31, 2002. Seven swap agreements with approximately $168 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 6.64% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.93% at March 31, 2002). The remaining term of these swap agreements range from between three months and three years. Five swap agreements with approximately $155 million in notional principal amount require the Company to make variable interest payments based on six-month LIBOR (average rate of 3.78% at March 31, 2002) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at March 31, 2002. The remaining term of these swap agreements range from between one and nine years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements, the Company's ratio of fixed to variable interest rates was 48% fixed to 52% variable at March 31, 2002.

        A majority of the Company's variable rate debt is based on a spread over LIBOR. Based on the Company's outstanding variable rate debt and credit rating at March 31, 2002, for every increase in LIBOR of 25 basis points, it is estimated that the Company's annual interest expense would increase approximately $1 million.

Trade Receivables Securitization

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2003, but the initial term is subject to renewal provisions contained in the agreement. During fiscal 2002, the Company sold, net of its retained interest, $1.71 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1.58 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The amount of outstanding receivables under the agreement was $134 million at March 31, 2002 and $73 million at March 31, 2001.

        The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. In accordance with a servicing agreement, the Company services, administers and collects the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.

Operating Lease with Trust

        The Company leases real estate and certain equipment from a trust established by a commercial bank. The operating leases are structured as a sale-leaseback transaction in which the trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At March 31, 2002, the non-cancelable lease obligation of the real estate and equipment lease totaled approximately $43 million. The leases have a five-year term, which expires in October 2004. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease term of approximately $30 million. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company's guarantee of the residual value.

Employee Benefits Trust

        The Company maintains a grantor trust (the "Trust") to fund certain future obligations of the Company's employee benefit and compensation plans. The Company, pursuant to a Common Stock Purchase Agreement, sold shares of common stock to the Trust. During fiscal 1999 through 2001, the Trust purchased a total of approximately 7 million shares of common stock, previously held as treasury stock, from the Company, for approximately $54 million (based on the average market closing price for the five days preceding each transaction). The Company holds promissory notes from the Trust in the amount of each purchase. Shares held by the Trust serve as collateral for the promissory notes and are available to fund certain employee benefit plan obligations as the promissory notes are repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. Approximately 1.4 million and 1.2 million shares were issued from the Trust for employee benefit programs during fiscal 2002 and 2001, respectively. As of March 31, 2002, the Trust held approximately 4.3 million shares of Company common stock. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans funded by the Trust.

Inflation

        While the U.S. inflation rate has been relatively modest for several years, rising costs continue to affect the Company's business. The Company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.

OTHER

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and business insurance reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Trade Receivables

        The Company must make estimates of the collectability of its trade receivables. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends, and known bankruptcies and problem accounts. Management believes that the allowances for doubtful accounts as of March 31, 2002 and 2001 are adequate.

Inventories

        The Company's inventories are stated at the lower of cost or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Goodwill and Other Intangible Assets

        The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives will not be amortized, but instead be tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. The annual impairment test used by the Company consists of a discounted cash flow analysis. The discounted cash flow analysis requires estimates, assumptions and judgments that could be materially different if different estimates, assumptions and judgments were used.

Business Insurance Reserves

        The Company has insurance programs to cover workers' compensation, business automobile, general and products liability. The insurance programs have self-insured retention of $500 thousand per occurrence and an aggregate limit of $1.5 million of claims in excess of $500 thousand. The Company accrues estimated losses using actuarial models and assumptions based on the Company's historical loss experience. Although management believes that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its insurance reserves, if necessary, in the event that future loss experience differs from historical loss patterns.

New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The Company is required to adopt SFAS 143 on April 1, 2003. The Company has evaluated SFAS 143 and does not believe its adoption will have a material impact on its results of operations, financial position or liquidity.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company was required to adopt SFAS 144 on April 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition, results of operations or liquidity.

Forward-looking Statements

        This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company's strategy of leveraging its distribution network and focusing on strategic sales initiatives to drive sales growth and market penetration in the industries that it serves; the effect of price increases on sales growth and the ability to offset rising costs; the correlation of hardgoods sales with non-tech industrial production; the timing, scope and success of the Project One initiative designed to improve certain operational and administrative processes; the Company's estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1 million; the ability of the Company to successfully integrate the business acquired from Air Products; the estimate of a fiscal 2003 first quarter special charge of $2.5 to $3.5 million for costs to exit existing Airgas facilities and sever employees; the estimate of integration costs in fiscal 2003 of $3.5 to $4.5 million related to the business acquired from Air Products; the Company's expectation that the Air Products acquisition will be accretive to fiscal 2003 earnings and return on capital; the Company's strong cash flow characteristics and its ability to reduce debt; the Company's estimate of fiscal 2003 capital spending of $75 to $80 million; the identification of acquisition candidates; the funding of capital expenditures, current debt maturities and future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the ability of the Company to arrange additional sources of financing for unanticipated requirements; the effect on the Company of higher interest rates; and performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to:

adverse customer response to the Company's sales initiatives and resulting inability to drive sales growth and market penetration; underlying market conditions; a lack of or lower correlation of hardgoods sales with non-tech industrial production in future periods; the market acceptance of price increases and the inability of price increases and sales growth to offset any increases in costs; the Company's inability to control operating expenses and the potential impact of higher operating expenses in future periods; adverse changes in customer buying patterns; the impact of higher than anticipated consulting expenses on future results; the inability of the Company's Project One initiatives to improve operational and administrative processes; an economic downturn (including adverse changes in the specific markets for the Company's products); higher than estimated interest expense resulting from increases in LIBOR and changes in the Company's credit rating; a higher than estimated special charge in the first quarter of fiscal 2003; higher than estimated costs to integrate the business acquired from Air Products; potential disruption to the Company's business from integration problems associated with the business acquired from Air Products; higher or lower capital spending in fiscal 2003 than that estimated by the Company; inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, current debt maturities and to reduce debt; the inability to identify and successfully integrate acquisition candidates; changes in the Company's debt levels and/or credit rating which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company's borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 48% to 52% at March 31, 2002. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of 'A' or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

        The table below summarizes the Company's market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of March 31, 2002. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
(In millions)
Fixed Rate Debt:
Medium-term notes	$—	$75	$—	$—	$100	$—	$175	$175
Interest expense	$13	$13	$8	$8	$4	$—	$46
Average interest rate	7.49%	7.49%	7.75%	7.75%	7.75%
Acquisition and other notes	$3	$2	$1	$6	$21	$—	$33	$33
Interest expense	$2	$1	$1	$—	$—	$—	$4
Average interest rate	7.55%	7.58%	7.75%	7.96%	8.50%
Senior subordinated notes	$—	$—	$—	$—	$—	$225	$225	$234
Interest expense	$21	$21	$21	$21	$21	$92	$197
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$229	$—	$229	$229
Interest expense	$9	$9	$9	$9	$4	$—	$40
Interest rate(a)	3.72%	3.72%	3.72%	3.72%	3.72%
Term Loan	$—	$18	$22	$30	$30	$—	$100	$100
Interest expense	$4	$3	$3	$2	$—	$—	$12
Interest rate(a)	4.15%	4.15%	4.15%	4.15%	4.15%
Interest Rate Swaps:
US $ denominated Swaps:
7 Swaps Receive Variable/Pay Fixed
Notional amounts	$128	$—	$40	$—	$—	$—	$168	$5
Swap payments/(receipts)	$4	$2	$1	$—	$—	$—	$7
Variable Receive rate = 1.93% (3 month LIBOR)
Weighted average pay rate = 6.64%
5 Swaps Receive Fixed/Pay Variable
Notional amounts	$—	$30	$—	$—	$50	$75	$155	$(4)
Swap payments/(receipts)	$(7)	$(7)	$(5)	$(5)	$(4)	$(13)	$(41)
Weighted average receive rate = 8.05%
Variable pay rate = 3.78% (6 month LIBOR)
Other Off-Balance Sheet LIBOR-based agreements:
Operating leases with trust(b)	$1	$1	$41	$—	$—	$—	$43	$43
Lease expense	$2	$2	$2	$—	$—	$—	$6
Trade receivable securitization(c)	$—	$134	$—	$—	$—	$—	$134	$134
Discount on securitization	$3	$2	$—	$—	$—	$—	$5

(a)
The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of March 31, 2002. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers' acceptances as of March 31, 2002.

(b)
The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(c)
The three-year agreement expires on December 19, 2003, but the initial term is subject to renewal provisions of the trade receivables securitization agreement.

Limitations of the tabular presentation

        As the table incorporates only those interest rate risk exposures that exist as of March 31, 2002, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company's credit rating.

Foreign Currency Rate Risk

        Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-47 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The biographical information of the Company's directors appearing in the Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company's executive officers set forth in Item 1 of Part I of this Form 10-K Report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information under "Board of Directors and Committees," "Executive Compensation" and "Certain Transactions" appearing in the Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is set forth in the sections headed "Security Ownership" and "Equity Compensation Plan Information" under "Executive Compensation" appearing in the Company's Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2):

        The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

        The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.

(b)
Reports on Form 8-K.

        On January 7, 2002, the Company filed a current report on Form 8-K pursuant to Item 5, announcing an agreement to purchase the majority of the U.S. packaged gas business of Air Products and Chemicals, Inc. ("Air Products").

        On January 25, 2002, the Company filed a current report on Form 8-K pursuant to Item 5, reporting its earnings for the third quarter and nine months ended December 31, 2001.

        On March 15, 2002, the Company filed a current report on Form 8-K pursuant to Items 2 and 7, announcing the completion of its acquisition of the majority of the U.S. packaged gas business of Air Products. The acquisition was financed through borrowings under the Company's revolving credit facilities and a $100 million term loan with a maturity date of July 30, 2006. The Company also disclosed an agreement to purchase at least 35% of its entire liquid bulk gas requirements from Air Products for the 15-year period ended September 1, 2017.

(c)
Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).
3.2	Airgas, Inc. By-Laws Amended and Restated through August 2, 1999. (Incorporated by reference to Exhibit 3 to the Company's September 30, 1999 Quarterly Report on Form 10-Q).
4.1
Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company's June 30, 2001 Quarterly Report on Form 10-Q).
4.2
First Amendment, dated December 31, 2001, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company's December 31, 2001 Quarterly Report on Form 10-Q).
4.3
Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.4	Form of Airgas, Inc. Medium-Term Note (Fixed Rate). (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).
4.5	Form of Airgas, Inc. Medium-Term Note (Floating Rate). (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).
4.6	Senior Subordinated Notes. (Incorporated by reference to the Company's Registration Statement on Form S-4 No. 333-68722 dated September 14, 2001).

There are no other instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
4.7
Rights Agreement, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-A filed on April 28, 1997).
4.8
First Amendment, dated November 12, 1998, to the Rights Agreement dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4 to the Company's December 31, 1998 Quarterly Report on Form 10-Q).
*10.1	Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995. (Incorporated by reference to Exhibit 10.1 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).
*10.2	1989 Non-Qualified Stock Option Plan for Directors (Non-Employees), as amended. (Incorporated by reference to Exhibit 10.7 to the Company's March 31, 1992 report on Form 10-K).
*10.3
Amendment to the 1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995 (Incorporated by reference to Exhibit 10.2 to the Company's September 30, 1995 Quarterly Report on Form 10-Q).
*10.4	2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-69214 dated September 10, 2001).
*10.5
Joint Venture Agreement dated June 28, 1996 between Airgas, Inc. and National Welders Supply Company, Inc. and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas (Incorporated by reference to Exhibit 2.1 to the Company's June 28, 1996 Report on Form 8-K).
*10.6
Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland (Incorporated by reference to Exhibit 10.9 to the Company's March 31, 1997 Report on Form 10-K).
*10.7	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's September 30, 1997 Quarterly Report on Form 10-Q).

*10.8	1997 Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company's September 30, 1997 Quarterly Report on Form 10-Q).
*10.9
Employee Benefits Trust Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, which includes as Exhibit 1 thereto the Common Stock Purchase Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, and Exhibit 2 thereto the Promissory Note, dated March 31, 1999, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.12 to the Company's March 31, 1999 Report on Form 10-K).
*10.10
Employee Benefits Trust Amendment Letter, dated March 7, 2000, between Airgas, Inc. and First Union National Bank, as Trustee (Incorporated by reference to Exhibit 10.13 to the Company's March 31, 2000 Report on Form 10-K).
*10.11	Airgas, Inc. Fiscal Year 2002 Executive Bonus Plan dated April 1, 2001. (Incorporated by reference to Exhibit 10.18 to the Company's March 31, 2002 Report on Form 10-K).
*10.12	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).
10.13
Asset Purchase Agreement dated January 3, 2002, by and among Air Products and Chemicals, Inc., Airgas, Inc. and National Welders Supply Company, Inc. A Liquid Bulk Product Supply Agreement is included as Exhibit E-1 to the Asset Purchase Agreement. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 28, 2002).
*10.14	Airgas, Inc. Fiscal Year 2003 Executive Bonus Plan dated April 1, 2002.
*10.15
Change of Control Agreement between Airgas, Inc. and Glenn Fischer dated October 10, 2000. Eleven other Executive Officers, including Peter McCausland, are parties to substantially identical agreements.
11	Statement re: computation of earnings per share.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.

*
A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS, INC. (Registrant)
By:	/s/ PETER MCCAUSLAND Peter McCausland Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER MCCAUSLAND (Peter McCausland)	Director, Chairman of the Board, and Chief Executive Officer	June 21, 2002
/s/ ROGER F. MILLAY (Roger F. Millay)	Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Corporate Controller (Principal Accounting Officer)	June 21, 2002
/s/ W. THACHER BROWN (W. Thacher Brown)	Director	June 21, 2002
/s/ FRANK B. FOSTER, III (Frank B. Foster, III)	Director	June 21, 2002
/s/ JAMES W. HOVEY (James W. Hovey)	Director	June 21, 2002
/s/ JOHN A.H. SHOBER (John A.H. Shober)	Director	June 21, 2002

/s/ PAULA A. SNEED (Paula A. Sneed)	Director	June 21, 2002
/s/ DAVID M. STOUT (David M. Stout)	Director	June 21, 2002
/s/ LEE M. THOMAS (Lee M. Thomas)	Director	June 21, 2002
/s/ ROBERT L. YOHE (Robert L. Yohe)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS EAST, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. MULLER (James A. Muller)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ JOSEPH MICALI (Joseph Micali)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ B. SHAUN POWERS (B. Shaun Powers)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS GREAT LAKES, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN MUSSELMAN (John Musselman)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ JIM JOHNSTON (Jim Johnston)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ B. SHAUN POWERS (B. Shaun Powers)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS MID AMERICA, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT HILLIARD (Robert Hilliard)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ LEE CHERRY (Lee Cherry)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ B. SHAUN POWERS (B. Shaun Powers)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS NORTH CENTRAL, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN MCDEVITT (John McDevitt)	President and Director (Principal Executive Officer)	June 7, 2002
/s/ MICHAEL ALLISON (Michael Allison)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 12, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ B. SHAUN POWERS (B. Shaun Powers)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS SOUTH, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL ROHDE (Michael Rohde)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ JAY SULLIVAN (Jay Sullivan)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ B. SHAUN POWERS (B. Shaun Powers)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS GULF STATES, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY B. COKER, III (Henry B. Coker, III)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ RONALD A. ZIENTEK (Ronald A. Zientek)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ B. SHAUN POWERS (B. Shaun Powers)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS MID SOUTH, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL DUVALL (Michael Duvall)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ TERRY LODGE (Terry Lodge)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ ALFRED B. CRICHTON (Alfred B. Crichton)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS INTERMOUNTAIN, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. TATRO (Daniel L. Tatro)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ TERESA MILLER (Teresa Miller)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 11, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ ALFRED B. CRICHTON (Alfred B. Crichton)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS NOR PAC, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK CLEMENS (Mark Clemens)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ CURTIS FLAMM (Curtis Flamm)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ ALFRED B. CRICHTON (Alfred B. Crichton)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS NORTHERN CALIFORNIA & NEVADA, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. MCCARTHY (James D. McCarthy)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ LYNN OATES (Lynn Oates)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ ALFRED B. CRICHTON (Alfred B. Crichton)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS SOUTHWEST, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRENT SPARKS (Brent Sparks)	President and Director (Principal Executive Officer)	June 7, 2002
/s/ JAY WORLEY (Jay Worley)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 7, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ ALFRED B. CRICHTON (Alfred B. Crichton)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS WEST, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAX D. HOOPER (Max D. Hooper)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ DONALD JENSEN (Donald Jensen)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002
/s/ ALFRED B. CRICHTON (Alfred B. Crichton)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS SAFETY, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LEVIN (David Levin)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ DONALD CARLINO (Donald Carlino)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

RUTLAND TOOL & SUPPLY CO., INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LEVIN (David Levin)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Financial Officer/ Principal Accounting Officer)	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS CARBONIC, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP J. FILER (Philip J. Filer)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ CHARLES TOOMEY (Charles Toomey)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS SPECIALTY GASES, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM RUSSO (William Russo)	President and Director (Principal Executive Officer)	June 7, 2002
/s/ TODD CURRY (Todd Curry)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

NITROUS OXIDE CORP. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD SCOTT (Ronald Scott)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ CHARLES TOOMEY (Charles Toomey)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

PURITAN MEDICAL PRODUCTS, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TED R. SCHULTE (Ted R. Schulte)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ TODD CURRY (Todd Curry)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

RED-D-ARC INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH M. IMIELINSKI (Mitch M. Imielinski)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ STEVEN DARROCH (Steven Darroch)	Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Accounting Officer)	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS REALTY, INC. (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN M. FISCHER (Glenn M. Fischer)	President and Director (Principal Executive Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President and Director (Principal Financial Officer/ Principal Accounting Officer)	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

ATNL, INC. (Registrant)
By:	/s/ CONNIE S. LINHART Connie S. Linhart President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CONNIE S. LINHART (Connie S. Linhart)	President and Treasurer (Principal Executive Officer/Principal Financial Officer/Principal Accounting Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Director	June 21, 2002
/s/ JOSEPH C. SULLIVAN (Joseph C. Sullivan)	Director	June 21, 2002
/s/ PETER CAMPBELL (Peter Campbell)	Director	June 21, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2002

AIRGAS DATA, LLC (Registrant)
By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAREY M. VERGER (Carey M. Verger)	President and Member (Principal Executive Officer)	June 21, 2002
/s/ ROBERT M. MCLAUGHLIN (Robert M. McLaughlin)	Vice President (Principal Financial Officer/Principal Accounting Officer)	June 21, 2002

AIRGAS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

        All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Airgas, Inc.:

        We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries (the Company) listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets and derivative instruments and hedging activities for the year ended March 31, 2002.

                            /s/ KPMG LLP

Philadelphia, Pennsylvania
May 6, 2002

STATEMENT OF MANAGEMENT'S FINANCIAL RESPONSIBILITY

        Management has prepared and is responsible for the integrity and objectivity of the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The statements are prepared in conformity with accounting principles generally accepted in the United States of America. The financial statements reflect management's informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.

        Management maintains a system of internal control at each business unit. This system is designed to provide reasonable assurance that assets are safeguarded and records properly reflect transactions executed in accordance with management's authorization. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.

        The Company's financial statements have been audited by KPMG LLP, independent auditors. Their Independent Auditors' Report, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, is presented on the previous page. In performing their audit, KPMG LLP considers the Company's internal control structure to the extent they deem necessary in order to plan their audit, determine the nature, timing and extent of tests to be performed and issue their report on the consolidated financial statements.

        The Audit Committee of the Board of Directors, consisting solely of non-employee Directors, meets regularly (jointly and separately) with the independent auditors, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The auditors have direct access to the Audit Committee.

Airgas, Inc.
/s/ ROGER F. MILLAY Roger F. Millay Senior Vice President—Finance and Chief Financial Officer	/s/ PETER MCCAUSLAND Peter McCausland Chairman and Chief Executive Officer
May 6, 2002

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net Sales
Distribution	$1,494,267	$1,487,422	$1,409,949
Gas Operations	141,780	141,479	132,385

Total net sales	1,636,047	1,628,901	1,542,334

Costs and Expenses
Cost of products sold (excluding depreciation expense)
Distribution	770,094	797,423	760,122
Gas Operations	48,659	49,777	56,475
Selling, distribution and administrative expenses	619,316	583,355	532,527
Depreciation	64,785	62,938	63,635
Amortization (Note 7)	8,160	23,816	25,673
Special charges (recoveries), net (Note 3)	—	3,643	(2,829)

Total costs and expenses	1,511,014	1,520,952	1,435,603

Operating Income
Distribution	103,430	92,186	94,671
Gas Operations	21,603	19,406	9,231
Special (charges) recoveries, net	—	(3,643)	2,829

Total operating income	125,033	107,949	106,731
Interest expense, net (Note 16)	(47,013)	(60,207)	(57,560)
Discount on securitization of trade receivables (Note 12)	(4,846)	(1,303)	—
Other income, net (Note 2)	1,382	242	17,862
Equity in earnings of unconsolidated affiliates (Note 15)	3,835	2,260	3,391

Earnings before income taxes and the cumulative effect of a change in accounting principle	78,391	48,941	70,424
Income taxes (Note 17)	29,806	20,718	31,551

Earnings before the cumulative effect of a change in accounting principle	48,585	28,223	38,873
Cumulative effect of a change in accounting principle (Note 1)	(59,000)	—	(590)

Net Earnings (Loss)	$(10,415)	$28,223	$38,283

Basic earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.71	$.43	$.56
Cumulative effect per share of a change in accounting principle	(.86)	—	(.01)

Net earnings (loss) per share	$(.15)	$.43	$.55

Diluted earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.69	$.42	$.55
Cumulative effect per share of a change in accounting principle	(.84)	—	(.01)

Net earnings (loss) per share	$(.15)	$.42	$.54

Weighted average shares outstanding:
Basic (Note 4)	68,100	66,000	69,200

Diluted (Note 4)	69,900	67,200	70,600

Comprehensive income (loss)	$(13,663)	$27,666	$38,597

See accompanying notes to consolidated financial statements, including Note 7 containing pro forma amounts assuming the retroactive application of SFAS 142.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2002	2001
	(In thousands, except per share amounts)
ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $8,176 in 2002 and $7,402 in 2001 (Note 12)	$88,634	$143,129
Inventories, net (Note 5)	154,045	155,024
Deferred income tax asset, net (Note 17)	13,210	10,143
Prepaid expenses and other current assets	47,654	25,549

Total current assets	303,543	333,845

Plant and equipment, at cost (Note 6)	1,309,001	1,073,252
Less accumulated depreciation	(415,986)	(368,606)

Plant and equipment, net	893,015	704,646

Goodwill (Note 7)	406,548	440,057
Other intangible assets, net (Note 7)	25,718	29,668
Investments in unconsolidated affiliates (Note 15)	64,626	63,262
Other non-current assets	23,607	9,812

Total assets	$1,717,057	$1,581,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$82,485	$76,337
Accrued expenses and other current liabilities (Note 8)	136,390	130,873
Current portion of long-term debt (Note 9)	2,456	72,945

Total current liabilities	221,331	280,155

Long-term debt, excluding current portion (Note 9)	764,124	620,664
Deferred income tax liability, net (Note 17)	198,173	161,176
Other non-current liabilities	30,343	22,446
Commitments and contingencies (Notes 20 and 21)	—	—
Stockholders' Equity (Note 13)
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding in 2002 and 2001	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 75,193 and 74,361 shares issued in 2002 and 2001, respectively	752	744
Capital in excess of par value	198,500	188,629
Retained earnings	345,181	355,596
Accumulated other comprehensive loss	(4,401)	(1,153)
Treasury stock, 547 and 516 common shares at cost in 2002 and 2001, respectively	(4,289)	(3,982)
Employee benefits trust, 4,331 and 5,701 common shares at cost in 2002 and 2001, respectively	(32,657)	(42,985)

Total stockholders' equity	503,086	496,849

Total liabilities and stockholders' equity	$1,717,057	$1,581,290

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS' EQUITY

	Years Ended March 31, 2002, 2001 and 2000
	Shares of Common Stock $.01 Par Value	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Employee Benefits Trust
	(In thousands)
Balance—March 31, 1999	72,023.7	$720	$190,175	$289,090	$(910)	$(1,129)	$(7,001)
Net earnings				38,283
Foreign currency translation adjustment					314
Purchase of treasury stock (Note 13)						(45,996)
Reissuance of treasury stock for stock options exercised (Note 13)			(247)			424
Shares issued in connection with stock options exercised (Note 14)	544.4	5	1,429
Tax benefit associated with exercise of stock options (Note 17)			1,638
Shares issued in connection with Employee Stock Purchase Plan (Note 14)	575.7	6	4,080
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			(348)				1,976
Shares of treasury stock sold to Employee Benefits Trust (Note 13)			(2,834)			38,266	(35,434)

Balance—March 31, 2000	73,143.8	$731	$193,893	$327,373	$(596)	$(8,435)	$(40,459)
Net earnings				28,223
Foreign currency translation adjustment					(557)
Purchase of treasury stock (Note 13)						(11,214)
Shares issued in connection with a prior year acquisition agreement	787.6	8	(8)
Shares issued in connection with stock options exercised (Note 14)	429.5	5	1,455
Tax benefit associated with exercise of stock options (Note 17)			800
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			(3,107)				8,737
Shares of treasury stock sold to Employee Benefits Trust (Note 13)			(4,404)			15,667	(11,263)

Balance—March 31, 2001	74,360.9	$744	$188,629	$355,596	$(1,153)	$(3,982)	$(42,985)
Net loss				(10,415)
Foreign currency translation adjustment					(1)
Purchase of treasury stock (Note 13)						(307)
Shares issued in connection with stock options exercised (Note 14)	832.0	8	5,547				1,885
Tax benefit associated with exercise of stock options (Note 17)			4,330
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 13)			(1,074)				8,443
Issuance of warrants (Note 13)			1,068
Cumulative effect of a change in accounting Principle (Note 1)					(6,664)
Net change in fair value of interest rate swap Agreements (Note 11)					1,740
Net tax benefit of comprehensive income items					1,677

Balance—March 31, 2002	75,192.9	$752	$198,500	$345,181	$(4,401)	$(4,289)	$(32,657)

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(10,415)	$28,223	$38,283
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	72,945	86,754	89,308
Deferred income taxes	34,578	5,152	13,123
Equity in earnings of unconsolidated affiliates	(3,835)	(2,260)	(3,391)
Gains on divestitures	(1,916)	(1,173)	(17,712)
(Gain)/loss on sale of plant and equipment	405	502	(915)
Stock issued for employee stock purchase plan	7,369	5,630	5,715
Cumulative effect of a change in accounting principle	59,000	—	590
Other non-cash charges	1,068	2,281	458
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	60,800	73,200	—
Trade receivables, net	9,111	(4,122)	(14,480)
Inventories, net	12,614	4,531	1,392
Prepaid expenses and other current assets	(24,743)	(1,757)	(5,954)
Accounts payable, trade	6,148	(2,005)	(7,966)
Accrued expenses and other current liabilities	18,300	10,337	9,434
Other assets and liabilities, net	7,952	(6,288)	(7,793)

Net cash provided by operating activities	249,381	199,005	100,092

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58,297)	(65,910)	(65,211)
Proceeds from sale of plant and equipment	3,216	2,854	37,454
Proceeds from divestitures	10,200	49,629	55,596
Business acquisitions, net of cash acquired	(252,538)	(1,006)	(99,204)
Business acquisitions, holdback and other settlements	(5,018)	(4,752)	(2,289)
Investment in unconsolidated affiliates	—	—	(30)
Dividends and fees from unconsolidated affiliates	2,583	3,668	3,973
Other, net	5,153	4,665	4,250

Net cash used in investing activities	(294,701)	(10,852)	(65,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	680,144	157,238	168,569
Repayment of debt	(612,779)	(341,122)	(159,638)
Financing costs	(12,461)	—	—
Purchase of treasury stock	—	(11,214)	(47,125)
Exercise of stock options	7,442	1,460	1,562
Cash overdraft	(17,026)	5,485	2,001

Net cash provided by (used in) financing activities	45,320	(188,153)	(34,631)

CHANGE IN CASH	$—	$—	$—
Cash—Beginning of year	—	—	—

Cash—End of year	$—	$—	$—

For supplemental cash flow disclosures see Note 22.

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of the Business

        Airgas, Inc. and subsidiaries (the "Company") is the largest U.S. distributor of industrial, medical and specialty gases (delivered in "packaged" or cylinder form), and welding, safety and related products. The Company also produces dry ice, liquid carbon dioxide, nitrous oxide and specialty gases for distribution throughout the United States. The Company was founded in 1982 and became publicly traded on the New York Stock Exchange in 1986.

(b) Basis of Presentation

        The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries. Unconsolidated affiliates are accounted for on the equity method and generally consist of 20-50% owned operations where control does not exist or is considered temporary. Intercompany accounts and transactions are eliminated in consolidation.

        The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with accounting principles generally accepted in the United States of America. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, plant and equipment, goodwill, other intangible assets and loss contingencies. Actual results could differ from those estimates.

(c) Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 91% and 88% of the inventories at March 31, 2002 and 2001, respectively. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.

(d) Plant and Equipment

        Plant and equipment are initially stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The carrying values of long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows. When the book value of an asset exceeds associated expected future cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either future cash flows or appraised values.

(e) Other Intangible Assets and Deferred Financing Costs

        Costs and payments pursuant to non-competition arrangements entered into in connection with business acquisitions are amortized over the terms of the arrangements, which are principally over five years. The Company assesses the recoverability of non-competition arrangements by determining whether the amortization of the asset balance can be recovered through projected undiscounted future cash flows of the related business over its remaining life.

        Costs related to the issuance of long-term debt are deferred and amortized over the term of the related debt.

(f) Commitments and Contingencies

        The Company's policy is to accrue future legal fees associated with outstanding litigation. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.

        The Company maintains business insurance programs with significant self-insured retention, which covers workers' compensation, business automobile and general products liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.

(g) Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

(h) Foreign Currency Translation

        The functional currency of the Company's foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in stockholders' equity as a component of "Accumulated other comprehensive loss." Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.

(i) Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company's large number of customers and their dispersion across many industries throughout North America. Credit terms granted to customers are generally net 30 days.

(j) Financial Instruments

        In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense over the life of the agreement. These instruments are not entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. Counterparties to the Company's interest rate swap agreements are major financial institutions. With the adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting

for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138,in fiscal 2002 (see Note (1) (n)), the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of the medium-term and senior subordinated debt notes.

        The carrying amounts for trade receivables and accounts payable approximate fair value based on the short-term maturity of these financial instruments.

(k) Employee Benefits Trust

        The Company established a grantor trust (the "Trust") to fund future obligations of the Company's employee benefit and compensation plans. Shares are purchased by the Trust from the Company at fair market value and are reflected as a reduction of stockholders' equity in the Company's Consolidated Balance Sheets under the caption "Employee benefits trust." Shares are transferred from the Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the Trust. The satisfaction of compensation and employee benefit plan obligations is based on the fair value of shares transferred. Differences between the original cost of the shares to the Trust and the fair market value of shares transferred is charged or credited to capital in excess of par value.

(l) Revenue Recognition

        Revenue from sales of gas and hardgoods products is recognized when products are delivered to customers. Rental fees on cylinders, bulk gas storage tanks and other equipment are recognized when earned. Under long-term lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the terms of the lease agreements.

(m) Shipping and Handling Fees and Costs

        The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of sales while costs of deliveries by company vehicles and personnel are recognized as elements of selling, distribution and administrative expenses and depreciation expense.

(n) Accounting and Disclosure Changes

SFAS 133

        On April 1, 2001, the Company adopted SFAS No. 133, which requires all derivatives to be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, on April 1, 2001, the Company recorded the cumulative effect of this accounting change as a liability and a deferred loss of $6.7 million in the accumulated other comprehensive income (loss) component of stockholders' equity to recognize, at fair value, interest rate swap agreements that are designated as cash flow hedging instruments. Additionally, the Company recorded an asset and adjusted the carrying value of the hedged portion of its fixed rate debt by $6 million to recognize, at fair value, interest rate swap agreements that are designated as fair value hedging instruments.

SFAS 141

        Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the historical results of operations, financial position or liquidity of the Company.

SFAS 142

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company adopted SFAS 142 retroactively to April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

        With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets. Additionally, certain reclassifications were made to previously issued financial statements to conform to the presentation required by SFAS 142 (see Note 7).

        SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Distribution segment associated with its industrial tool reporting unit was impaired as of April 1, 2001. Conditions that contributed to the goodwill impairment included the deterioration of the industrial and machine tool markets since the acquisition of the businesses in this reporting unit and difficulty in achieving expected cross-selling synergies. The resulting business performance made it difficult to justify further investment to achieve the growth originally forecast for the business. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

        SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. As of October 31, 2001, the Company's annual assessment of each of its reporting units indicated that goodwill was not impaired.

Statement of Position 98-5

        The Company adopted Statement of Position 98-5, Reporting on the Costs of Start-up Activities, as required, in fiscal 2000 resulting in a charge to net earnings of $590 thousand as a cumulative effect of a change in accounting principle. The charge primarily resulted from the write-off of start-up costs capitalized in connection with the Company's two air separation units.

(o) Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

(2)  ACQUISITIONS & DIVESTITURES

(a) Acquisitions

        Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

Fiscal 2002

        On February 28, 2002, the Company purchased the majority of Air Products and Chemicals, Inc.'s ("Air Products") U.S. packaged gas business, excluding its electronic gases and magnetic resonance imaging-related helium operations, for cash of approximately $241 million, including transaction costs paid through March 31, 2002. The transaction was financed entirely with senior bank debt. The acquisition included 88 facilities in 30 states associated with the filling and distribution of cylinders, liquid dewars, tube trailers, and other containers of industrial gases and non-electronic specialty gases, and the selling of welding hardgoods, including customer service centers, warehouses, and other related assets. Airgas expects that the transaction will be a strategic fit with the Company's core business and that the acquisition will strengthen its national network by giving it a presence in important geographies. Additionally, the Company expects the acquisition of Air Products' non-electronic specialty gas operations will strengthen the core competencies of Airgas' Specialty Gas Operations, enabling it to enhance its competitiveness. Separately, Air Products sold its packaged gas operations in the Carolinas and southern Virginia to National Welders Supply Company, Inc. ("National Welders"), with which the Company has a joint venture. The operations acquired by National Welders generated approximately $17 million in revenue and employ about 100 people.

        The estimates of fair values of net assets acquired, identified intangibles and goodwill related to the transaction with Air Products are based on a preliminary estimate. The Company has not yet finalized the determination of the specific fair values of the assets acquired. Additional work related to the performance of asset appraisals needs to be completed to finalize the allocation of the purchase price to net assets, identified intangibles and goodwill acquired. The entire purchase price ultimately assigned to goodwill will be deductible for income taxes. The Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements.

        Below is the preliminary purchase price allocation to each major asset and liability caption of the acquired packaged gas business:

(In thousands)
Current assets	$27,049
Property, plant and equipment, net	197,674
Goodwill	22,208
Intangible assets	3,786
Current liabilities	(8,635)
Long-term liabilities	(812)

Total	$241,270

        Additionally, in September 2001, the Company acquired six retail distributor locations from Air Liquide America Corporation ("Air Liquide"). The purchase price of $11 million was paid to Air Liquide on October 1, 2001 and resulted in goodwill of approximately $7 million. The amount of goodwill associated with the Air Liquide transaction is consistent with similarly sized gas distribution acquisitions and is entirely deductible for income taxes.

Fiscal 2001

        During fiscal 2001, the Company purchased one business for approximately $2 million.

Fiscal 2000

        During fiscal 2000, the Company purchased six businesses. The largest of these acquisitions and their effective dates included Brown Welding Supply, LLC. (July 1, 1999), Oxygen Sales & Service, Inc. (August 1, 1999) and Puritan-Bennett Corporation (January 21, 2000). The aggregate purchase price for these acquisitions amounted to approximately $105 million. The purchase price for the remaining 3 businesses amounted to approximately $4 million.

        In connection with the above acquisitions, the total purchase price, cash paid and liabilities assumed were as follows:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Cash paid	$252,538	$1,006	$99,204
Issuance of common stock	—	—	—
Notes issued to sellers	—	—	1,399
Notes payable and capital leases assumed	1,466	—	561
Other liabilities assumed and accrued acquisition costs	8,451	536	7,762

Total purchase price	$262,455	$1,542	$108,926

        The purchase price for business acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Such allocations have been based on preliminary estimates of fair value at the date of acquisition, which may be revised at a later date. Costs in excess of net assets acquired (goodwill) for fiscal 2002, 2001 and 2000 amounted to $29.6 million, $600 thousand and $33 million, respectively.

        The following presents unaudited estimated pro forma operating results as if the fiscal 2002 and 2001 acquisitions had been consummated on April 1, 2000. The pro forma results were prepared from financial information provided by Air Products and reflect that company's historic cost structure, which included a significant allocation of corporate overhead. Pro forma adjustments to the Air Products results were limited to those related to the Company's stepped-up basis in acquired assets and adjustments to reflect the Company's borrowing and tax rates. The pro forma adjustments reflect the decline in the Company's average borrowing rates under the senior bank debt used to finance the acquisition. Those rates were 4.8% in fiscal 2002 and 8.2% in fiscal 2001. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2000 or of results that may occur in the future.

	Unaudited Years Ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Net sales	$1,845,817	$1,863,064
Income before the cumulative effect of a change in accounting principle	52,633	26,232
Net earnings (loss)	(6,367)	26,232
Diluted earnings (loss) per share	(.09)	.39

(b) Divestitures

        In December 2001, the carrying values of the net assets of Kendeco, Inc., an industrial tool business in the Distribution operating segment, were reduced by $3.6 million to their net realizable value based on the estimated selling price less cost to sell of $3.5 million. The loss, reflected in Other income, net, included the write-off of $3.1 million of non-tax deductible goodwill. The Company completed the sale of Kendeco in May 2002. Kendeco's operations were reflected in the operating results of the Distribution segment.

        In October 2001, the Company sold two of its nitrous oxide production facilities to Air Liquide. The Company has retained its remaining four nitrous oxide production facilities to meet its requirements as a major producer and distributor of nitrous oxide. After-tax proceeds from the sale of approximately $10 million were used to reduce borrowings under the Company's revolving credit facilities. The Company recognized a gain on the transaction of $7.4 million in Other income, net in the fiscal 2002 third quarter. The nitrous oxide facilities were reflected in the operating results of the Gas Operations segment.

        In January 2001, the Company divested its Jackson Dome carbon dioxide reserve and associated pipeline for cash proceeds of approximately $42 million resulting in an insignificant gain. The Jackson Dome carbon dioxide reserve and associated pipeline was reflected in the operating results of the Gas Operations segment.

        In May 2000, the Company completed the sale of its equity investment in Bhoruka Gases Ltd., a regional industrial gas distributor in India. Proceeds from the sale, including a note receivable, were $1.1 million. The investment was sold for a loss of approximately $1.7 million, which had been provided for under the Company's 1998 special charges. In August 2000, the Company completed the sale of Superior Air Products Ltd., also located in India. Proceeds from the sale were $6.4 million and resulted in an insignificant gain. The equity investments in India were reflected in the operating results of the Distribution segment.

        During fiscal 2000, the Company completed the sale of its operations in Poland and Thailand and sold a non-core medical equipment distribution business. Proceeds from the sales amounted to $55.6 million and resulted in a gain of $17.5 million, which was recognized in Other income, net. The operations in Poland and Thailand were reflected in the operating results of the Distribution segment.

        The following table sets forth selected financial data, by business segment, related to the divested operations in fiscal years 2002, 2001 and 2000:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Net sales:
Distribution	$17,808	$22,215	$39,960
Gas operations	3,467	11,194	9,251

Total net sales	21,275	33,409	49,211

Operating income:
Distribution	158	1,171	1,671
Gas operations	1,233	5,277	2,387

Total operating income	$1,391	$6,448	$4,058

(3)  SPECIAL CHARGES (RECOVERIES)

        During the fourth quarter of fiscal 2002, the Company announced the outsourcing of certain administrative functions to a financial shared services center to be managed and operated by an outside firm. The Company recorded a fourth quarter special charge of approximately $1.0 million ("2002 Special Charge") for severance costs (workforce reduction of 125 employees) and costs related to exiting one facility associated with the fiscal 2003 transition to the shared services center.

        During the fourth quarter of fiscal 2001, the Company recorded net special charges of $3.6 million. The net special charges (the "2001 Special Charges") included a charge of $8.5 million related to a cost reduction plan focused on improving results at certain business units partially offset by special charge recoveries of $4.9 million principally consisting of a favorable insurance settlement related to a fiscal 1997 special charge associated with the fraudulent breach of contract by a third-party supplier of refrigerant gases. The cost reduction plan included severance costs from a reduction in workforce; facility exit costs, primarily non-cancelable lease obligations, for the closure of 30 branch locations; and

impairment write-downs associated with the planned divestiture of certain non-core businesses. The major components of the fiscal 2001 Special Charges were as follows:

2001
(In thousands)
Severance costs	$3,880
Facility exit costs	2,464
Impairment write-down	2,188

2001 Special Charges	8,532
Special charge recoveries	(4,889)

Special Charges, net	$3,643

        At March 31, 2002 and 2001, accrued liabilities associated with the 2001 special charge were as follows:

	Severance costs	Facility exit costs	Divestitures	Total
	(In thousands)
2001 Special Charges	$3,880	$2,464	$2,188	$8,532
Cash payments	(913)	(34)	—	(947)
Incurred losses	(240)	—	(2,188)	(2,428)

March 31, 2001 liability	$2,727	$2,430	$—	$5,157
Cash payments	(2,162)	(289)	—	(2,451)
Change in estimates	(565)	(392)	—	(957)

March 31, 2002 liability	$—	$1,749	$—	$1,749

        During fiscal 2002, the Company reduced its estimate related to severance and facility exit costs associated with the 2001 cost reduction plan by approximately $1.0 million. The change in estimate was recorded as a recovery in fiscal 2002 through the Special charges (recoveries) line in the Consolidated Statement of Earnings. The liability for facility exit costs at March 31, 2002 relates to non-cancelable lease obligations that will be reduced over future periods as lease payments are made over the remaining terms of the leases.

        Special charge recoveries in fiscal 2000 primarily consist of recoveries of $2.8 million from an insurance settlement related to a fiscal 1997 special charge associated with the fraudulent breach of contract by a third-party supplier of refrigerant gases.

(4)  EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of the Company's common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options, warrants and contingently issuable shares.

        The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended March 31, 2002, 2001 and 2000:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Weighted average common shares outstanding:
Basic	68,100	66,000	69,200
Stock options and warrants	1,800	600	1,000
Contingently issuable shares	—	600	400

Diluted	69,900	67,200	70,600

        Contingently issuable shares represent the required issuance of Company common stock in connection with a prior year acquisition.

(5)  INVENTORIES, NET

        Inventories, net, consist of:

	March 31,
	2002	2001
	(In thousands)
Hardgoods	$139,034	$143,121
Gases	15,011	11,903

	$154,045	$155,024

        Net inventories determined by the LIFO inventory method totaled $15.2 million and $19.1 million at March 31, 2002 and 2001, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.3 million and $1.5 million higher at March 31, 2002 and 2001, respectively. Substantially all of the inventories are finished goods.

(6)  PLANT AND EQUIPMENT

        The major classes of plant and equipment, at cost, are as follows:

		March 31,
	Depreciable Lives (Yrs)
		2002	2001
		(In thousands)
Land and land improvements	—	$36,452	$24,739
Buildings and leasehold improvements	25	118,243	103,002
Cylinders	30	645,298	486,909
Machinery and equipment, including bulk tanks	7 to 30	352,368	318,757
Computers and furniture and fixtures	3 to 10	86,234	76,679
Transportation equipment	3 to 15	60,818	54,950
Construction in progress	—	9,588	8,216

		$1,309,001	$1,073,252

(7)  GOODWILL AND OTHER INTANGIBLE ASSETS

        As described in Note 1, the Company adopted SFAS 142 as of April 1, 2001. The following table reconciles the reported operating income, equity in earnings of unconsolidated affiliates, earnings before the cumulative effect of a change in accounting principle and net income for fiscal 2001 and 2000 to their respective pro forma balances adjusted to exclude goodwill amortization expense, which is no longer recognized under the provisions of SFAS 142. Fiscal 2002 results, adjusted for a cumulative effect of a change in accounting principle, are presented for comparative purposes.

	Years Ended March 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Operating income:
Distribution segment	$103,430	$85,907	$95,248
Gas Operations segment	21,603	22,042	11,483

Total reported operating income	125,033	107,949	106,731

Add back: Distribution goodwill amortization	—	12,320	11,943
Add back: Gas Operations goodwill amortization.	—	2,117	2,052

Add back: Total goodwill amortization	—	14,437	13,995

Adjusted Distribution operating income	103,430	98,227	107,191
Adjusted Gas Operations operating income	21,603	24,159	13,535

Adjusted total operating income	$125,033	$122,386	$120,726

Equity in earnings of unconsolidated affiliates:
Reported equity in earnings of unconsolidated affiliates	$3,835	$2,260	$3,391
Add back: equity method goodwill amortization	—	1,701	1,701

Adjusted equity in earnings of unconsolidated affiliates	$3,835	$3,961	$5,092

Earnings before the cumulative effect of a change in accounting principle:
Reported earnings before the cumulative effect of a change in accounting principle	$48,585	$28,223	$38,873
Add back: goodwill amortization after tax	—	13,740	13,486

Adjusted earnings before the cumulative effect of a change in accounting principle	$48,585	$41,963	$52,359

Net income:
Reported net income (loss)	$(10,415)	$28,223	$38,283
Add back: goodwill amortization after tax	—	13,740	13,486
Cumulative effect of a change in accounting principle	59,000	—	590

Adjusted net income	$48,585	$41,963	$52,359

Basic earnings (loss) per share:
Reported net income (loss)	$(.15)	$.43	$.55
Goodwill amortization after tax	—	.21	.19
Cumulative effect of a change in accounting principle	.86	—	.01

Adjusted basic earnings per share	$.71	$.64	$.75

Diluted earnings (loss) per share:
Reported net income (loss)	$(.15)	$.42	$.54
Goodwill amortization after tax	—	.20	.19
Cumulative effect of a change in accounting principle	.84	—	.01

Adjusted diluted earnings per share	$.69	$.62	$.74

        Changes in the carrying amount of goodwill for fiscal 2002 were as follows:

	Distribution Segment	Gas Operations Segment	Total
	(In thousands)
Balance at March 31, 2001	$364,943	$75,114	$440,057
Acquisitions	29,616	—	29,616
Divestitures	(3,146)	(811)	(3,957)
Cumulative effect of a change in accounting principle	(59,000)	—	(59,000)
Other adjustments	(88)	(80)	(168)

Balance at March 31, 2002	$332,325	$74,223	$406,548

        Other intangible assets amounted to $25.7 million (net of accumulated amortization of $77.6 million) and $29.6 million (net of accumulated amortization of $71.5 million) at March 31, 2002 and 2001, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows ($ in millions): 2003—$6.6; 2004—$6.2; 2005—$4.3; 2006—$3.7 and $4.9 thereafter.

(8)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities include:

	March 31,
	2002	2001
	(In thousands)
Cash overdraft	$7,419	$24,445
Accrued payroll and employee benefits	32,443	24,989
Business insurance reserves	13,266	10,043
Health insurance reserves	7,628	5,553
Accrued interest expense	17,255	6,539
Litigation reserves	11,292	8,007
Other accrued expenses and current liabilities	47,087	51,297

	$136,390	$130,873

        The cash overdraft is attributable to the float of the Company's outstanding checks. The litigation reserves in both fiscal years primarily relate to defense and settlement costs associated with the Praxair litigation (see Note 21).

(9)  INDEBTEDNESS

(a)    Long-term Debt

        Long-term debt consists of:

	March 31,
	2002	2001
	(In thousands)
Revolving credit borrowings	$229,309	$414,983
Term loan	100,000	—
Medium-term notes	181,275	225,000
Senior subordinated notes	222,864	—
Acquisition and other notes	33,132	53,626

Total long-term debt	766,580	693,609
Less current portion of long-term debt	(2,456)	(72,945)

Long-term debt, excluding current portion	$764,124	$620,664

Revolving Credit Facilities

        On July 30, 2001, the Company refinanced its existing revolving credit facilities due December 5, 2002. The refinanced credit facilities consist of revolving credit facilities with a syndicate of lenders totaling $367.5 million and $50 million Canadian (US $32 million), including letters of credit. The revolving credit facilities will mature on July 30, 2006. At March 31, 2002, the Company had borrowings under the revolving facilities of approximately $208 million and $35 million Canadian (US $21 million). The Company also had commitments under letters of credit supported by the revolving credit facilities of approximately $38 million at March 31, 2002. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving facilities of approximately $105 million at March 31, 2002. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on the London Interbank Offered Rate ("LIBOR") and Canadian Bankers' Acceptance Rates, respectively. At March 31, 2002, the effective interest rates on borrowings under the revolving facilities were 3.98% on U.S. borrowings and 2.15% on Canadian borrowings. Certain of the Company's domestic subsidiaries guarantee borrowings under the revolving facilities and foreign subsidiaries also guarantee Canadian borrowings. During the fourth quarter of fiscal 2002, the Company's credit rating as determined by third-party credit rating agencies was lowered in response to additional indebtedness related to the Air Products acquisition (see Note 2). The lower credit rating required the Company to pledge 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company's credit rating is further reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. The revolving credit facilities also contain covenants, which include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowings, the payment of dividends and the repurchase of common stock.

Term Loan

        In connection with the Air Products acquisition in February 2002, the Company amended its revolving credit facilities to permit the acquisition and obtained a $100 million term loan from a syndicate of lenders. The term loan is due in quarterly installments beginning June 30, 2002 with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company's credit rating. At March 31, 2002, the effective interest rate of the term loan was 4.15%. The additional term loan along with the Company's revolving credit facilities enabled Company to finance the Air Products acquisition entirely with senior bank debt.

Medium-Term Notes

        At March 31, 2002, the Company had the following medium-term notes outstanding: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%.

Senior Subordinated Notes

        On July 30, 2001, concurrent with the refinancing of its revolving credit facilities, the Company issued $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year with the first interest payment due on April 1, 2002. The Notes were sold in accordance with the provisions of Rule 144A of the Securities Act of 1933 (the "Securities Act"). In October 2001, the Company exchanged the Notes for substantially similar notes that are registered with the Securities and Exchange Commission in accordance with the Securities Act. No gain or loss was recognized as a result of the exchange. The notes contain covenants that restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Acquisition and Other Notes

        Acquisition and other notes principally represent notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2002, acquisition and other notes of $33 million had interest rates ranging from 7.00% to 9.00%. In the first quarter of fiscal 2003, the Company refinanced $20 million of the acquisition notes with borrowings under its revolving credit facilities.

Aggregate Long-term Debt Maturities

        The aggregate maturities of long-term debt are as follows:

Years Ending March 31,	Aggregate Maturity
(In thousands)
2003	$2,456
2004	96,031
2005	23,143
2006	35,818
2007	385,847
Thereafter	223,285

$766,580

(b)    Swap Agreements

        In managing interest rate exposure, the Company participates in 12 interest rate swap agreements with a total notional principal amount of $323 million at March 31, 2002. Counterparties to the interest rate swap agreements are major financial institutions. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

        Seven swap agreements with approximately $168 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 6.64% and receive variable interest payments from its counterparties based on three month LIBOR (average rate of 1.93% at March 31, 2002.) The remaining terms of these swap agreements range from between three months and three years. Five swap agreements with approximately $155 million in notional principal amount require the Company to make variable interest payments based on six month LIBOR (average rate of 3.78% at March 31, 2002) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at March 31, 2002. The remaining terms of these swap agreements range from between one and nine years. Under the terms of one of the swap agreements, the Company has elected to receive the discounted value of the counterparty's interest payments up front. At March 31, 2002, $424 thousand of such payments was included in other current liabilities. The effect of the swap agreements was to increase interest expense by approximately $2.9 million, $1.6 million and $3.2 million in 2002, 2001 and 2000, respectively.

        The aggregate maturities of the Company's interest rate swaps by type of swap for the five years ending March 31, 2007 and thereafter are as follows:

	Notional Principal Amounts
Years Ending March 31,
	Pay-Fixed	Pay-Variable
	(In thousands)
2003	$127,500	$—
2004	—	30,000
2005	40,000	—
2006	—	—
2007	—	50,000
Thereafter	—	75,000

	$167,500	$155,000

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

        Summarized below are the carrying and fair values of the Company's financial instruments at March 31, 2002 and 2001.

        The fair value of the Company's financial instruments is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.

	2002 Carrying Value	2002 Fair Value	2001 Carrying Value	2001 Fair Value
	(In thousands)
Financial Instruments:
Revolving credit borrowings	$229,309	$229,309	$414,983	$414,983
Senior subordinated notes	222,864	234,000	—	—
Term loan	100,000	100,000	—	—
Medium-term notes	181,275	175,000	225,000	218,661
Acquisition and other notes	33,132	33,094	53,626	53,013
Prepaid interest rate swap agreements	424	680	1,441	1,970
Interest rate swap agreements:
—Fair value hedge	(4,140)	(4,140)	—	(5,951)
—Cash flow hedge	4,924	4,924	—	6,664

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company's involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes. As described in Note 1, the Company adopted SFAS 133 as of April 1, 2001.

        At March 31, 2002, the Company had a notional amount of $168 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate borrowings under the revolving credit facilities and operating leases to fixed interest rate instruments. In fiscal 2002, the Company recorded a net change in the fair value of the fixed interest rate swap agreements of $1.7 million as accumulated other comprehensive income (loss). The net additional interest payments made under these swap agreements during the quarter were recognized in interest expense. Over the next 12 months, the Company expects to reclassify approximately $2.7 million of the deferred loss from accumulated other comprehensive income (loss) to interest expense as swap agreements mature.

        At March 31, 2002, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at March 31, 2002 was $4.1 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

(12) TRADE RECEIVABLES SECURITIZATION

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2003, but the initial term is subject to renewal provisions contained in the agreement. During fiscal 2002, the Company sold, net of its retained interest, $1.71 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1.58 billion in collections on those receivables. The net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The amount of outstanding receivables under the agreement was $134 million at March 31, 2002 and $73 million at March 31, 2001. Proceeds received by the Company pursuant to the securitization agreement were used to reduce borrowings on its revolving credit facilities.

        The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as discount on securitization of trade receivables in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. A subordinated retained interest of approximately $41 million and $26 million is included in Trade receivables in the accompanying Consolidated Balance Sheets at March 31, 2002 and 2001, respectively. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.

(13) STOCKHOLDERS' EQUITY

(a)    Common Stock

        The Company is authorized to issue up to 200 million shares of common stock with a par value of $.01 per share. At March 31, 2002, the number of shares of common stock outstanding was 70.3 million, excluding 547 thousand shares of common stock held as treasury stock and 4.3 million shares of common stock held in a grantor trust as described under Note 13(d).

(b)    Preferred Stock and Redeemable Preferred Stock

        The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see Note 13(e) for further discussion). At March 31, 2002 and 2001, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company's Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.

        Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2002 and 2001, no shares were issued or outstanding.

(c)    Treasury Stock

        In March 1999, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's outstanding common stock. The authorization provided for the repurchase of shares in the open market or in privately negotiated transactions depending on market conditions and other factors. In accordance with the March 1999 share repurchase authorization, the Company acquired 31 thousand, 1.4 million and 5.3 million shares of common stock in fiscal 2002, 2001 and 2000, respectively. In fiscal 2001 and 2000, the Company reissued 2 million and 4.2 million shares of common stock to the Company's Employee Benefits Trust (the "Trust"), as discussed in Note 13(d). No shares were reissued from treasury in fiscal 2002. When treasury shares are reissued, the Company uses an average cost method with the excess of the repurchase cost over the reissuance price accounted for as a charge to capital in excess of par value. The Company's stock repurchase program has been completed.

(d)    Shares in Employee Benefits Trust

        In March 1999, the Company established the grantor Trust to fund certain future obligations of the Company's employee benefit and compensation plans. The Company, pursuant to a Common Stock Purchase Agreement, sold shares of common stock to the Trust. The Company holds promissory notes from the Trust in the amount of each purchase. Shares held by the Trust serve as collateral for the promissory notes and are available to fund employee benefit plan obligations as the promissory notes are repaid. The shares held by the Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans to be funded by the Trust. Since inception of the Trust in fiscal 1999, the Trust purchased approximately seven million shares of common stock, previously held as treasury stock, from the Company, for approximately $54 million. Approximately 1.4 million, 1.2 million and 230 thousand shares were issued from the Trust for employee benefit programs during fiscal 2002, 2001 and 2000, respectively.

(e)    Stockholder Rights Plan

        Effective April 1, 1997, the Company's Board of Directors adopted a new stockholder rights plan (the "1997 Rights Plan"). Pursuant to the 1997 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share Series B Junior Participating Preferred Stock at an initial exercise price of $100 per share.

        Rights become exercisable only following the acquisition by a person or group of 15 percent (or 20 percent in the case of the Chairman and certain of his affiliates) or more of the Company's common stock or after the announcement of a tender offer or exchange offer to acquire 15 percent (or 20 percent in the case of the Chairman and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15 percent or more (or 20 percent or more, as the case may be) of the common stock, each right (other than such person's or group's rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company. If not redeemed, they will expire on April 1, 2007.

(f)    Warrants

        During fiscal 2002, the Company granted warrants to purchase 324,000 shares of the Company's common stock to an outside consulting firm for services rendered. The warrants have a term of three years from the date of grant and have exercise prices in excess of market value on the date of grant ranging from $11.98 to $18.78 per share. The aggregate value of the warrants on the dates of grant, as determined by the Black-Scholes model, was $1.1 million, which the Company expensed during fiscal 2002.

(14) STOCK-BASED COMPENSATION

        The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. However, pro forma information regarding net earnings and earnings per share is required. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant date, the Company's pro forma net earnings and earnings per share for fiscal 2002, 2001 and 2000 would be as follows:

		Years Ended March 31,
		2002	2001		2000
		(In thousands, except per share amounts)
Net earnings (loss)	As reported	$(10,415)		$28,223		$38,283
	Pro forma	$(17,085)		$22,142		$32,602
Diluted earnings (loss) per share	As reported	$(0.15)	$	..42	$	..54
	Pro forma	$(0.24)		$.33		$.46

        The pro forma impact only takes into account options granted since April 1, 1995 and is likely to have a greater impact in future years as additional options are granted and amortized ratably over the vesting period.

        The Company's stock-based compensation plans are described below.

(a)    Employee Stock Option Plans

        The Company has a stock plan under which officers and key employees may be granted options. In May 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan replaced the previous 1984 Stock Option Plan. Options granted under the 1997 Plan vest 25% annually and have a maximum term of ten years. Under the 1997 Plan, at March 31, 2002, 2001 and 2000, 2.6 million, 3.7 million and 5.4 million options, respectively, were available for issuance. In fiscal 2002, 2001 and 2000, 1.5 million, 1.7 million and 1.1 million options, respectively, were granted with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May of each year.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2002, 2001 and 2000 option grants, respectively: expected volatility of 48.8%, 51.1% and 44.2%, risk-free interest rate of 4.7%, 6.5% and 5.6%, and expected life of 7.2, 5.6 and 4.9 years. The weighted average fair value per share of the options granted during fiscal 2002, 2001 and 2000 was $5.31, $3.13 and $5.19, respectively.

        The following table summarizes the activity of the employee stock option plans during the three years ended March 31, 2002:

	Number of Shares	Exercise Price Per Share
March 31, 2000
Outstanding, beginning of year	7,209,520	$1.83	-	$23.25
Granted	1,126,845	6.06	-	12.50
Exercised	(576,772)	1.83	-	11.32
Expired	(489,932)	6.31	-	22.00
March 31, 2001
Outstanding, beginning of year	7,269,661	1.83	-	23.25
Granted	1,734,215	4.63	-	8.25
Exercised	(397,494)	1.83	-	8.50
Expired	(300,421)	5.21	-	22.00
March 31, 2002
Outstanding, beginning of year	8,305,961	1.83	-	23.25
Granted	1,525,120	8.54	-	19.45
Exercised	(1,049,173)	1.83	-	19.00
Expired	(556,798)	5.50	-	22.00
Outstanding, end of year	8,225,110	$3.30	-	$23.25

        Options for 4.7 million, 4.9 million and 4.6 million shares were exercisable at March 31, 2002, 2001 and 2000, respectively.

(b)    Board of Directors Stock Option Plans

        The Company also maintains stock option plans covering directors who are not employees. In May 1997, the Company adopted the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"). The 1997 Directors' Plan replaced the previous 1989 Stock Option Plan for Directors. The 1997 Directors' Plan reserved 500 thousand shares for issuance. Options under the 1997 Directors' Plan are exercisable in full on the date of grant.

        Under the 1997 Directors' Plan, at March 31, 2002, 173,500 options were available for issuance. During fiscal 2002, 2001 and 2000, 80,000, 100,000 and 62,500 options, respectively, were granted with an exercise price equal to the market price at the date of grant and have a maximum term of ten years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2002, 2001 and 2000 option grants, respectively: expected volatility of 51.1%, 51.1% and 44.8%, risk-free interest rate of 4.6%, 6.1% and 5.8%, and expected life of 5.7, 5.6 and 5.4 years. The weighted average fair value per share of the stock options granted during fiscal 2002, 2001 and 2000 was $6.61, $2.85 and $6.01, respectively.

        The following table summarizes the activity of the Board of Directors stock option plans during the three years ended March 31, 2002:

	Number of Shares	Exercise Price Per Share
March 31, 2000
Outstanding, beginning of year	314,000	$2.09	-	$19.25
Granted	62,500	12.25
Exercised	(16,000)	2.20
March 31, 2001
Outstanding, beginning of year	360,500	2.09	-	19.25
Granted	100,000	5.25
Exercised	(32,000)	2.09	-	2.14
March 31, 2002
Outstanding, beginning of year	428,500	2.09	-	19.25
Granted	80,000	12.40
Exercised	(32,000)	2.09	-	13.82
Outstanding, end of year	476,500	$4.16	-	$19.25

        Options for 476,500, 428,500 and 360,500 shares were exercisable at March 31, 2002, 2001 and 2000, respectively.

        The following table summarizes information about options outstanding and exercisable for the employee and Board of Directors stock option plans at March 31, 2002:

Options Outstanding
Weighted Average Remaining Life	Number Outstanding	Exercise Price Per Share
1.89	594,134	$3.30	-	$5.25
8.13	1,258,380	5.44	-	5.50
4.60	1,329,057	5.56	-	8.50
8.89	1,437,170	8.54	-	8.99
5.99	1,145,269	9.29	-	11.50
4.47	1,491,642	11.98	-	15.63
5.15	1,006,350	15.94	-	21.25
4.16	439,608	22.00	-	23.25

5.84	8,701,610	$3.30	-	$23.25

Options Exercisable
Number of Options Exercisable	Weighted Average Exercise Price Per Share
592,072	$3.89
252,762	5.50
989,949	7.26
41,250	8.56
666,305	11.43
1,427,642	14.41
814,771	16.63
439,608	22.05

5,224,359	$11.99

(c) Employee Stock Purchase Plans

        In August 2001, the Company established the Airgas, Inc. 2001 Employee Stock Purchase Plan (the "2001 Plan") to encourage and assist employees in acquiring an equity interest in the Company. The 2001 Plan replaced the previous 1998 Employee Stock Purchase Plan (the "1998 Plan"). During fiscal 2002, the remaining shares of common stock authorized under the 1998 Plan were issued. The 2001 Plan is authorized to issue up to 1.5 million shares of common stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 2001 Plan is defined as either the closing share price on the New York Stock Exchange as of the employees' enrollment date or the closing price on the last business day of a fiscal quarter, whichever is lower. An employee may lock-in a purchase price for up to 27 months. The 2001 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The terms of the Company's previous 1998 Plan were substantially identical to the terms of the 2001 Plan. During fiscal 2002, the Company issued 1.1 million shares, provided from the Employee Benefits Trust, to fund purchases made by employees under the 2001 and 1998 Plans at an average purchase price of $6.58 per share. During fiscal 2001, the Company issued 1.2 million shares from the Employee Benefits Trust for the 1998 Plan at an average purchase price of $4.86 per share. During fiscal 2000, the Company issued 806 thousand shares from the Employee Benefits Trust and treasury stock for the 1998 Plan at an average purchase price of $7.09 per share.

        Compensation expense under SFAS 123 is measured based on the fair value of the employees' option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value of the employees' option to purchase shares of common stock is estimated using the Black-Scholes model. The assumptions used to estimate the fair value of the employees' option to purchase shares of common stock at grant dates in fiscal 2002, 2001 and 2000, respectively, were: average expected volatility of 61%, 63% and 51%, average risk-free interest rate of 2.6%, 5.4% and 6.0%, and expected option terms ranging from 3 to 27 months. Had the Company adopted SFAS 123, compensation expense related to the Employee Stock Purchase Plans would have been $4.1 million, $1.7 million, and $3.7 million in fiscal 2002, 2001 and 2000, respectively.

(15) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company's investments in unconsolidated affiliates totaled approximately $65 million at March 31, 2002, and $63 million at March 31, 2001. The Company's investments include a 47% joint venture interest in the voting capital stock of National Welders. National Welders is a distributor of industrial, medical and specialty gases and related equipment based in Charlotte, North Carolina. On

February 28, 2002, National Welders purchased Air Products' packaged gas operations in the Carolinas and southern Virginia. These operations have annual revenues of approximately $17 million. The investment in National Welders totaled approximately $57 million at March 31, 2002 and $55 million at March 31, 2001. The Company's other investments in unconsolidated affiliates totaled approximately $8 million at March 31, 2002 and 2001 and primarily consist of a 50% joint venture interest in AC Industries.

        The Company accounts for investments in unconsolidated affiliates by the equity method of accounting, as described in Note 1. The Company's share of earnings from all unconsolidated affiliates was $3.8 million, $2.3 million, $3.4 million for the years ended March 31, 2002, 2001, and 2000, respectively.

        A summary of unaudited financial information for investments in unconsolidated affiliates for the years ended March 31, 2002 and 2001 were as follows:

	March 31,
	2002	2001
	(In thousands)
Current assets	$39,704	$44,731
Non-current assets	144,439	121,852

Total assets	$184,143	$166,583

Current liabilities	$24,942	$29,441
Non-current liabilities	105,474	91,798
Stockholders' equity	53,727	45,344

Total liabilities and stockholders' equity	$184,143	$166,583

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Net sales	$166,702	$182,630	$193,335
Cost of sales	105,476	118,244	126,249

Gross profit	61,226	64,386	67,086

Earnings before taxes	13,409	13,086	13,571

Net earnings	8,725	9,162	9,428
Preferred stock dividends and equity earnings adjustments	(4,890)	(6,902)	(6,037)

Equity in earnings of unconsolidated affiliates	$3,835	$2,260	$3,391

        The Company's fiscal 2002 equity in earnings of unconsolidated affiliates reflects the Company's adoption of FAS 142 under which the carrying value of the Company's investment in excess of its unconsolidated affiliates' underlying equity is no longer amortized. See Note 7 for a reconciliation of prior period results as reported to results adjusted to exclude this amortization expense.

(16) INTEREST EXPENSE, NET

        Interest expense, net, consists of:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Interest expense	$48,035	$61,434	$58,712
Interest and finance charge income	(1,022)	(1,227)	(1,152)

	$47,013	$60,207	$57,560

(17) INCOME TAXES

        Earnings before income taxes and the cumulative effect of a change in accounting principle were derived from the following sources:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
United States	$74,947	$46,021	$69,028
Foreign	3,444	2,920	1,396

	$78,391	$48,941	$70,424

        Income tax expense (benefit) consists of:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$(6,693)	$12,286	$16,554
Foreign	1,534	1,135	408
State	387	2,145	1,466

	(4,772)	15,566	18,428

Deferred:
Federal	32,348	6,173	10,325
Foreign	329	594	847
State	1,901	(1,615)	1,951

	34,578	5,152	13,123

	$29,806	$20,718	$31,551

        As of March 31, 2002, the Company has reflected a tax refund receivable of $27.7 million in Prepaid expenses and other current assets. The tax refund was principally the result of the 2002 Job Creation and Work Assistance Act ("the Act"), which provided for a 30% bonus depreciation deduction for assets placed in service after September 10, 2001. As a result of the Act and the Company's significant acquisitions subsequent to September 10, 2001, the Company recognized a current period tax benefit and deferred tax expense related to the bonus depreciation deduction. The bonus depreciation deduction was a principle contributor to a current net operating loss position, which the company elected to carry back to prior tax years.

        Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2002	2001	2000
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	1.5%	1.1%	2.1%
Amortization of non-deductible goodwill		4.9%	4.7%
Divestitures	1.8%	—	2.6%
Equity accounting for unconsolidated affiliates	(1.2)%	(1.1)%	(1.1)%
Other, net	0.9%	2.4%	1.5%

	38.0%	42.3%	44.8%

        The decrease in the effective tax rate in fiscal 2002 is primarily related to the Company no longer amortizing goodwill as described in Notes 1 and 7.

        The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
	2002	2001
	(In thousands)
Deferred Tax Assets:
Inventories	$5,955	$5,852
Accounts receivable	(124)	406
Deferred rental income	959	528
Insurance reserves	7,573	4,391
Special charges (Note 3)	1,581	5,396
Litigation settlement and other reserves	6,406	1,649
Intangible assets	(5,907)	(71)
Other	14,365	11,523
Valuation allowance	(5,976)	(4,263)

	24,832	25,411

Deferred Tax Liabilities:
Plant and equipment	(194,703)	(160,000)
Other	(15,092)	(16,444)

	(209,795)	(176,444)

Net deferred tax liability	$(184,963)	$(151,033)

        Current tax assets and current tax liabilities have been netted for presentation purposes. Non-current tax assets and non-current tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company's consolidated balance sheets as follows:

	March 31,
	2002	2001
	(In thousands)
Current deferred tax asset, net	$13,210	$10,143
Non-current deferred tax liability, net	(198,173)	(161,176)

Net deferred tax liability	$(184,963)	$(151,033)

        The Company has recorded tax benefits amounting to $4.3 million, $800 thousand and $1.6 million in fiscal 2002, 2001 and 2000, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2002. Valuation allowances which increased by $1.7 million in fiscal year 2002, primarily relate to certain state tax net operating loss carry forwards.

(18) BENEFIT PLANS

        The Company has a defined contribution 401(k) plan (the "401(k) plan") covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions up to two percent of participants' wages plus additional discretionary profit sharing contributions based upon the profitability of the Company. Amounts expensed under the 401(k) plan for fiscal 2002, 2001, and 2000 were $4.7 million, $5.8 million and $5.9 million, respectively.

        Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. The Company has not taken any action to terminate or withdraw from these plans. Management believes that the Company's liability, if any, for multi-employer plan withdrawal liability will not have a material effect on the Company's financial condition, results of operations or liquidity. Amounts expensed under the pension plans for fiscal 2002, 2001 and 2000 were $642 thousand, $543 thousand and $526 thousand, respectively.

        Effective January 2002, the Company offered eligible employees the opportunity to participate in a non-qualified deferred compensation plan (the "Plan"). The Plan, which is not required to be funded, allows eligible employees to defer a portion of their compensation until their retirement. The costs associated with the Plan during fiscal 2002 were not material. At March 31, 2002, the Company had a liability of $100 thousand related to compensation deferred and related interest under the Plan.

(19) RELATED PARTIES

        During the years ended March 31, 2002, 2001 and 2000, National Welders, an unconsolidated equity affiliate, paid $3.8 million, $3.8 million and $3.5 million, respectively, to the Company for gas products, hardgoods and services. In addition, National Welders sold gas products and hardgoods to the

Company in the amounts of $1.1 million, $787 thousand and $330 thousand in fiscal 2002, 2001 and 2000, respectively. In connection with the Praxair litigation (see Note 21), the Company reimbursed National Welders for legal fees of $482 thousand, $260 thousand and $484 thousand in fiscal 2002, 2001 and 2000, respectively.

        The Company paid $7.7 million, $7.9 million and $9.1 million to AC Industries, an unconsolidated equity affiliate, for the purchase of liquid carbon dioxide during the years ended March 31, 2002, 2001 and 2000, respectively. In addition, the Company had a net payable balance to AC Industries totaling $1.2 million, $1.2 million and $695 thousand at March 31, 2002, 2001 and 2000, respectively.

(20) LEASES

        The Company leases certain distribution facilities and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2002, 2001, and 2000, amounted to $45.4 million, $43.7 million, and $38.5 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. The Company also has several capital leases assumed as part of prior acquisitions. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2002 and 2001.

        The Company leases real estate and certain equipment from a trust established by a commercial bank. The operating leases are structured as a sale-leaseback transaction in which the trust holds title to the properties and equipment included in the leases. The rental payments are based on LIBOR plus an applicable margin and the cost of the property acquired by the trust. At March 31, 2002, the non-cancelable lease obligation of the real estate and equipment leases totaled approximately $43 million. The lease terms expire in October 2004. The Company has guaranteed a residual value of the real estate and the equipment at the end of the lease terms of approximately $30 million. A gain of approximately $12 million on the equipment portion of the transaction has been deferred until the expiration of the Company's guarantee of the residual value.

        At March 31, 2002, future minimum lease payments under noncancelable operating leases, including the residual value associated with the sale-leaseback transaction, are as follows:

(In thousands)
2003	$37,900
2004	31,040
2005	65,710
2006	19,517
2007	13,889
Thereafter	15,418

$183,474

(21) COMMITMENTS AND CONTINGENCIES

(a)    Legal

        In July 1996, Praxair, Inc. ("Praxair") filed suit against the Company in the Circuit Court of Mobile County, Alabama, alleging tortious interference with business or contractual relations with respect to Praxair's right of first refusal agreement with the majority shareholders of National Welders in connection with the Company's formation of a joint venture with National Welders. In June 1998, Praxair filed a motion to dismiss its own action in Alabama and commenced another action in the

Superior Court of Mecklenburg County, North Carolina, alleging substantially the same tortious interference by the Company. The North Carolina action also alleged breach of contract against National Welders and certain shareholders of National Welders and unfair trade practices and conspiracy against all the defendants. In April 2002, the Company and Praxair entered into an agreement to settle the litigation in order to avoid the time and expense of a lengthy trial. Each party denied any wrongdoing or liability and Praxair agreed to an early termination of the right of first refusal. As a result of the settlement, in the fourth quarter of fiscal 2002, the Company recorded a charge to earnings, net of previously established reserves related to the litigation, of $8.5 million. In fiscal 2001, the Company recorded a charge of $6.9 million for costs associated with defending the Praxair lawsuit.

        In fiscal 1997, the Company announced it was the victim of a fraudulent breach of contract by a third-party supplier of refrigerant gases and recorded a special charge related to product losses and costs associated with the Company's efforts to investigate the fraud and pursue recoveries. In March 2001, the Company reached a final settlement with its insurance carriers resulting in insurance recoveries of $4 million. The insurance settlement, net of associated legal expenses, was reflected in special charge recoveries in the Consolidated Statement of Earnings.

        In fiscal 2000, the Company recorded a $7.5 million charge representing an estimate of the overall costs associated with the defense and settlement of certain class action lawsuits pertaining to hazardous material charges paid to the Company by customers. In the fourth quarter of fiscal 2001, a settlement agreement and approving court orders covering all such class actions against the Company became final, and the Company reversed $1.1 million of the previously accrued defense and settlement costs.

        The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.

(b)    Insurance Coverage

        The Company has established insurance programs to cover workers' compensation, business automobile, general and products liability. These programs have self-insured retention of $500 thousand per occurrence and an aggregate limit of $1.5 million for claims in excess of $500 thousand. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience.

        The nature of the Company's business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage of $100 million, such suits could have a material adverse effect on the Company's financial position, results of operations or liquidity.

(c)    Supply Agreements

        In connection with the Air Products acquisition, the Company entered into a 15-year supply agreement under which Air Products will supply at least 35% of the Company's bulk liquid nitrogen, oxygen and argon requirements. Additionally, the Company has commitments to purchase helium under the terms of the supply agreement. Based on fiscal 2002 results, the Air Products supply agreement represents approximately $40 million in annual liquid bulk gas purchases. In addition, the Company is a party to other long-term supply agreements primarily for the purchase of liquid carbon dioxide, representing approximately $14 million, or 24% of the Company's annual carbon dioxide requirements.

(22) SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest expense and income taxes was as follows:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Interest	$42,165	$65,167	$57,934
Income taxes (net of refunds)	21,004	8,109	16,269

        Significant non-cash investing and financing transactions were as follows:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Acquisition related transactions:
Debt assumed	$1,466	$—	$561
Liabilities assumed	8,451	536	7,762
Debt issued	—	—	1,399

(23) SUMMARY BY BUSINESS SEGMENT

        The Company aggregates its operations, based on products and services, into two reportable segments, Distribution and Gas Operations. The Distribution segment accounts for approximately 90% of consolidated sales. The segment's principal products and services are packaged and small bulk gases, gas cylinder and welding equipment rental and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks and through the rental of welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

        The Gas Operations segment produces and distributes certain gas products, principally dry ice, carbon dioxide, nitrous oxide and specialty gases. The Company also operates two air separation plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment.

        The Company's operations are principally in the United States. The Company's customer base is diverse and sales are not dependent on a single or small group of customers.

        The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, Corporate operating expenses are allocated to each segment pro rata based on sales dollars; Corporate assets have been allocated to the Distribution segment; intercompany sales are recorded on the same basis as sales to third parties; and intercompany transactions are eliminated in consolidation. As a result of adopting SFAS 142 effective April 1, 2001, the financial results for the year ended March 31, 2002 do not reflect goodwill amortization expense (see Note 1). See Note 7 for a reconciliation of prior period financial results as reported to financial results adjusted to exclude goodwill amortization expense. See Note 2 for the impact of acquisitions and divestitures on the operating results of each segment. Certain reclassifications have been made to the prior periods segment disclosures to conform to the current presentation.

        Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company's consolidated financial statements and, accordingly, are reported on the same basis herein. Management evaluates the performance of its segments primarily based on sales, operating income, EBITDA (operating income plus equity in earnings of unconsolidated affiliates, depreciation and amortization) and overall economic returns.

	Distribution	Gas Operations	Combined
	(In thousands)
Fiscal 2002
Gas and rent	$707,435	$139,524	$846,959
Hardgoods	786,832	2,256	789,088

Total net sales	1,494,267	141,780	1,636,047
Intersegment sales	—	32,227	32,227
Gross profit	724,173	93,121	817,294
Gross profit margin	48.5%	65.7%	50.0%
Depreciation and amortization expense	61,275	11,670	72,945
Operating income	103,430	21,603	125,033
Equity earnings of unconsolidated affiliates	2,878	957	3,835
Assets	1,520,492	196,565	1,717,057
Investment in equity method investees	58,579	6,047	64,626
Capital expenditures	52,414	5,883	58,297
Fiscal 2001
Gas and rent	$647,525	$138,383	$785,908
Hardgoods	839,897	3,096	842,993

Total net sales	1,487,422	141,479	1,628,901
Intersegment sales	—	31,805	31,805
Gross profit	689,999	91,702	781,701
Gross profit margin	46.4%	64.8%	48.0%
Depreciation and amortization expense	72,552	14,202	86,754
Operating income, excluding special (charges) recoveries	92,186	19,406	111,592
Special (charges) recoveries, net	(6,279)	2,636	(3,643)

Operating income	85,907	22,042	107,949
Equity earnings of unconsolidated affiliates	1,386	874	2,260
Assets	1,406,928	174,362	1,581,290
Investment in equity method investees	56,671	6,591	63,262
Capital expenditures	56,228	9,682	65,910
Fiscal 2000
Gas and rent	$592,449	$128,703	$721,152
Hardgoods	817,500	3,682	821,182

Total net sales	1,409,949	132,385	1,542,334
Intersegment sales	—	18,253	18,253
Gross profit	649,827	75,910	725,737
Gross profit margin	46.1%	57.3%	47.1%
Depreciation and amortization expense	76,483	12,825	89,308
Operating income, excluding special (charges) recoveries	94,671	9,231	103,902
Special (charges) recoveries, net	577	2,252	2,829

Operating income	95,248	11,483	106,731
Equity earnings of unconsolidated affiliates	1,658	1,733	3,391
Assets	1,512,666	226,665	1,739,331
Investment in equity method investees	57,339	15,620	72,959
Capital expenditures	56,361	8,850	65,211

(24) SUPPLEMENTARY INFORMATION (UNAUDITED)

        This table summarizes the unaudited results of operations for each quarter of fiscal 2002 and 2001:

	First		Second		Third		Fourth
	(In thousands, except per share amounts)
2002
Net sales		$415,675		$411,982		$392,433		$415,957
Operating income		32,784		34,839		31,194		26,216
Net earnings		(45,549)		14,553		11,845		8,736
Basic earnings per share(a),(b)		$(.68)	$	..21	$	..17	$	..13
Diluted earnings per share(a),(b)		$(.67)		$.21		$.17		$.12
2001
Net sales		$408,998		$410,097		$394,970		$414,836
Operating income		31,043		33,046		26,242		17,618
Net earnings		9,816		10,403		6,676		1,328
Basic earnings per share(a),(c)	$	..15	$	..16	$	..10	$	..02
Diluted earnings per share (a),(c)		$.15		$.16		$.10		$.02

(a)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters does not necessarily equal the full year earnings per share.

(b)
As discussed in the Notes to the Company's consolidated financial statements, net earnings for fiscal 2002 include: (1) in the first quarter, a non-cash charge of $59 million, or $.86 per diluted share, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value; and (2) in the fourth quarter, a litigation charge of $5.7 million after-tax, or $.08 per diluted share, related to the Praxair litigation settlement. In accordance with the Company's adoption of SFAS 142 on April 1, 2002, fiscal 2002 financial information excludes goodwill amortization (see Note 7).

(c)
As discussed in the Notes to the Company's consolidated financial statements, net earnings for fiscal 2001 include the following charges in the fourth quarter: (1) net special charges of $2.3 million after tax, or $.03 per diluted share; (2) litigation charges, net of recoveries, of $3.4 or $.06 per diluted share; and (3) asset impairments associated with two equity affiliates of $700 thousand after tax, or $.01 per diluted share.

(25) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

        As described in Note 9, on July 30, 2001, the Company refinanced its revolving credit facilities and issued $225 million of senior subordinated notes (the "Notes"). The obligations of the Company under the Notes are guaranteed by the Company's domestic subsidiaries that guarantee the Company's revolving credit facilities (the "Guarantors"). The Company's joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the "Non-guarantors") are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of March 31, 2002 and March 31, 2001 and for the years ended March 31, 2002, 2001 and 2000. On August 31, 2001, two Non-guarantor entities were merged into the parent. These entities were holding companies through which the Company managed its operations in Poland and Thailand. The operations in Poland and Thailand were divested in fiscal 2000. The net assets of the two Non-guarantor entities in the amount of $42.7 million were transferred to the parent.

AIRGAS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2002

	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
	(In thousands)
ASSETS
Current Assets:
Trade receivables, net	$—	$25,088	$63,546	$—	$88,634
Intercompany receivable/(payable)	—	(6,174)	6,174	—	—
Inventories, net	—	151,334	2,711	—	154,045
Deferred income tax asset, net	7,850	5,360	—	—	13,210
Prepaid expenses and other current assets	31,137	16,321	196	—	47,654

Total current assets	38,987	191,929	72,627	—	303,543
Plant and equipment, net	15,924	856,978	20,113	—	893,015
Goodwill	—	396,242	10,306	—	406,548
Other intangible assets, net	997	24,721	—	—	25,718
Investments in unconsolidated affiliates	58,578	6,048	—	—	64,626
Investments in subsidiaries	1,314,314	—	—	(1,314,314)	—
Intercompany receivable/(payable)	(141,785)	168,176	(26,391)	—	—
Other non-current assets	19,765	2,921	921	—	23,607

Total assets	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, trade	$5,047	$74,968	$2,470	$—	$82,485
Accrued expenses and other current liabilities	60,385	75,582	423	—	136,390
Current portion of long-term debt	—	2,375	81	—	2,456

Total current liabilities	65,432	152,925	2,974	—	221,331
Long-term debt, excluding current portion	732,544	9,828	21,752	—	764,124
Deferred income tax liability, net	951	192,004	5,218	—	198,173
Other non-current liabilities	4,767	25,268	308	—	30,343
Commitments and contingencies	—	—	—	—	—
Stockholders' Equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	752	—	—	—	752
Capital in excess of par value	198,500	907,765	8,224	(915,989)	198,500
Retained earnings	345,181	359,442	40,037	(399,479)	345,181
Accumulated other comprehensive loss	(4,401)	(217)	(937)	1,154	(4,401)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(32,657)	—	—	—	(32,657)

Total stockholders' equity	503,086	1,266,990	47,324	(1,314,314)	503,086

Total liabilities and stockholders' equity	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

AIRGAS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2001

	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
	(In thousands)
ASSETS
Current Assets:
Trade receivables, net	$—	$101,326	$41,803	$—	$143,129
Intercompany receivable/(payable)	170	(4,428)	4,258	—	—
Inventories, net	—	151,402	3,622	—	155,024
Deferred income tax asset, net	6,297	3,846	—	—	10,143
Prepaid expenses and other current assets	10,165	14,463	921	—	25,549

Total current assets	16,632	266,609	50,604	—	333,845
Plant and equipment, net	6,851	677,480	20,315	—	704,646
Goodwill	—	429,942	10,115	—	440,057
Other intangible assets, net	1,122	28,179	367	—	29,668
Investments in unconsolidated affiliates	56,656	6,591	15	—	63,262
Investments in subsidiaries	1,197,856	—	—	(1,197,856)	—
Intercompany receivable/(payable)	(107,248)	99,650	7,598	—	—
Other non-current assets	5,294	3,814	704	—	9,812

Total assets	$1,177,163	$1,512,265	$89,718	$(1,197,856)	$1,581,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, trade	$3,339	$71,045	$1,953	$—	$76,337
Accrued expenses and other current liabilities	40,920	88,990	963	—	130,873
Current portion of long-term debt	50,000	22,863	82	—	72,945

Total current liabilities	94,259	182,898	2,998	—	280,155
Long-term debt, excluding current portion	585,465	10,354	24,845	—	620,664
Deferred income tax liability, net	194	158,230	2,752	—	161,176
Other non-current liabilities	396	21,999	51	—	22,446
Commitments and contingencies	—	—	—	—	—
Stockholders' Equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	744	—	—	—	744
Capital in excess of par value	188,629	775,625	33,211	(808,836)	188,629
Retained earnings	355,596	363,461	26,712	(390,173)	355,596
Accumulated other comprehensive loss	(1,153)	(302)	(851)	1,153	(1,153)
Treasury stock	(3,982)	—	—	—	(3,982)
Employee benefits trust	(42,985)	—	—	—	(42,985)

Total stockholders' equity	496,849	1,138,784	59,072	(1,197,856)	496,849

Total liabilities and stockholders' equity	$1,177,163	$1,512,265	$89,718	$(1,197,856)	$1,581,290

AIRGAS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Year Ended

March 31, 2002

	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
	(In thousands)
Net sales	$—	$1,616,178	$19,869	$—	$1,636,047
Costs and Expenses:
Costs of products sold (excluding depreciation)	—	813,485	5,268	—	818,753
Selling, distribution and administrative expenses	57,631	541,201	20,484	—	619,316
Depreciation	3,419	59,317	2,049	—	64,785
Amortization	161	7,999	—	—	8,160

Operating Income (Loss)	(61,211)	194,176	(7,932)	—	125,033
Interest (expense) income, net	(53,788)	6,656	119	—	(47,013)
(Discount) gain on securitization of trade receivables	—	(59,840)	54,994	—	(4,846)
Other income (expense), net	54,099	(54,621)	1,904	—	1,382
Equity in earnings of unconsolidated affiliates	2,861	974	—	—	3,835

Earnings (loss) before taxes and a cumulative effect of a change in accounting principle	(58,039)	87,345	49,085	—	78,391
Income tax benefit (expense)	20,313	(32,363)	(17,756)	—	(29,806)
Equity in earnings of subsidiaries	27,311	—	—	(27,311)	—
Cumulative effect of a change in accounting principle	—	(59,000)	—	—	(59,000)

Net Earnings (Loss)	$(10,415)	$(4,018)	$31,329	$(27,311)	$(10,415)

AIRGAS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Year Ended

March 31, 2001

	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
	(In thousands)
Net sales	$—	$1,606,965	$21,936	$—	$1,628,901
Costs and Expenses:
Costs of products sold (excluding depreciation)	—	841,403	5,797	—	847,200
Selling, distribution and administrative expenses	37,124	535,573	10,658	—	583,355
Depreciation	2,637	58,222	2,079	—	62,938
Amortization	249	23,175	392	—	23,816
Special Charge (Recoveries)	—	3,643	—	—	3,643

Operating Income (Loss)	(40,010)	144,949	3,010	—	107,949
Interest (expense) income, net	(63,555)	2,070	1,278	—	(60,207)
(Discount) gain on securitization of trade receivables	—	(10,143)	8,840	—	(1,303)
Other income (expense), net	59,576	(59,366)	32	—	242
Equity in earnings of unconsolidated affiliates	1,178	2,006	(924)	—	2,260

Earnings (loss) before income taxes	(42,811)	79,516	12,236	—	48,941
Income tax benefit (expense)	14,983	(30,700)	(5,001)	—	(20,718)
Equity in earnings of subsidiaries	56,051	—	—	(56,051)	—

Net Earnings (Loss)	$28,223	$48,816	$7,235	$(56,051)	$28,223

AIRGAS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Earnings

Year Ended

March 31, 2000

	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
	(In thousands)
Net sales	$—	$1,508,118	$34,216	$—	$1,542,334
Costs and Expenses:
Costs of products sold (excluding depreciation)	—	805,264	11,333	—	816,597
Selling, distribution and administrative expenses	27,240	489,488	15,799	—	532,527
Depreciation	2,786	57,656	3,193	—	63,635
Amortization	362	24,598	713	—	25,673
Special Charge (Recoveries)	—	(2,829)	—	—	(2,829)

Operating Income (Loss)	(30,388)	133,941	3,178	—	106,731
Interest (expense) income, net	(59,356)	2,153	(357)	—	(57,560)
Other income (expense), net	57,440	(58,115)	18,537	—	17,862
Equity in earnings of unconsolidated affiliates	1,447	2,076	(132)	—	3,391

Earnings (loss) before taxes and a cumulative effect of a change in accounting principle	(30,857)	80,055	21,226	—	70,424
Income tax benefit (expense)	10,800	(34,950)	(7,401)	—	(31,551)
Equity in earnings of subsidiaries	58,340	—	—	(58,340)	—
Cumulative effect of a change in accounting principle	—	(590)	—	—	(590)

Net Earnings	$38,283	$44,515	$13,825	$(58,340)	$38,283

AIRGAS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Year Ended

March 31, 2002

	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(44,830)	$282,515	$11,696	$—	$249,381

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,901)	(46,554)	(1,842)	—	(58,297)
Proceeds from sale of plant and equipment	—	3,216	—	—	3,216
Proceeds from divestiture	—	10,200	—	—	10,200
Business acquisitions, net of cash acquired	—	(252,538)	—	—	(252,538)
Business acquisitions, holdbacks and other settlements	—	(5,018)	—	—	(5,018)
Dividends and fees from unconsolidated affiliates	954	1,629	—	—	2,583
Other, net	16,329	(11,098)	(78)	—	5,153

Net cash provided by (used in) investing activities	7,382	(300,163)	(1,920)	—	(294,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	677,605	—	2,539	—	680,144
Repayment of debt	(580,527)	(26,619)	(5,633)	—	(612,779)
Financing costs	(12,461)	—	—	—	(12,461)
Exercise of stock options	7,442	—	—	—	7,442
Cash overdraft	—	(17,026)	—	—	(17,026)
Inter-company	(54,611)	61,293	(6,682)	—	—

Net cash provided by (used in) financing activities	37,448	17,648	(9,776)	—	45,320

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash—Beginning of year	—	—	—	—	—

Cash—End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Year Ended

March 31, 2001

	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(24,647)	$255,815	$(32,163)	$—	$199,005

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(484)	(62,221)	(3,205)	—	(65,910)
Proceeds from sale of plant and equipment	—	2,854	—	—	2,854
Proceeds from divestiture	—	42,123	7,506	—	49,629
Business acquisitions, net of cash acquired	—	(1,006)	—	—	(1,006)
Business acquisitions, holdback and other settlements	—	(4,752)	—	—	(4,752)
Dividends and fees from unconsolidated affiliates	947	2,721	—	—	3,668
Other, net	6,333	(4,734)	3,066	—	4,665

Net cash provided by (used in) investing activities	6,796	(25,015)	7,367	—	(10,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	157,238	—	—	—	157,238
Repayment of debt	(321,238)	(15,044)	(4,840)	—	(341,122)
Purchase of treasury stock	(11,214)	—	—	—	(11,214)
Exercise of stock options	1,460	—	—	—	1,460
Cash overdraft	—	5,485	—	—	5,485
Inter-company	191,605	(221,241)	29,636	—	—

Net cash provided by (used in) financing activities	17,851	(230,800)	24,796	—	(188,153)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash—Beginning of year	—	—	—	—	—

Cash—End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Year Ended

March 31, 2000

	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(13,236)	$107,318	$6,010	$—	$100,092

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,801)	(58,572)	(4,838)	—	(65,211)
Proceeds from sale of plant and equipment	—	36,982	472	—	37,454
Proceeds from divestitures	12,150	9,408	34,038	—	55,596
Business acquisitions, net of cash acquired	—	(99,204)	—	—	(99,204)
Business acquisitions, holdback settlement	—	(2,289)	—	—	(2,289)
Investment in unconsolidated affiliates	—	(30)	—	—	(30)
Dividends and fees from unconsolidated affiliates	984	2,989	—	—	3,973
Other, net	7,291	(639)	(2,402)	—	4,250

Net cash provided by (used in) investing activities	18,624	(111,355)	27,270	—	(65,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	166,241	—	2,328	—	168,569
Repayment of debt	(139,289)	(20,349)	—	—	(159,638)
Purchase of treasury stock	(47,125)	—	—	—	(47,125)
Exercise of stock options	1,562	—	—	—	1,562
Cash overdraft	—	2,001	—	—	2,001
Inter-company	13,223	22,385	(35,608)	—	—

Net cash used in financing activities	(5,388)	4,037	(33,280)	—	(34,631)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash—Beginning of year	—	—	—	—	—

Cash—End of year	$—	$—	$—	$—	$—

SCHEDULE II

AIRGAS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended March 31, 2002, 2001 and 2000

(In thousands of dollars)

	Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
2002
Accounts receivable—allowances for doubtful accounts	$7,402	$9,537	$1,371	(1)	$(10,134	)(2)	$8,176
Insurance reserves	15,596	48,008	—		(42,710	)(3)	20,894
Deferred tax asset valuation allowance	4,263	1,713	—		—		5,976
Litigation reserve	8,007	8,697	—		(5,412)		11,292
2001
Accounts receivable—allowances for doubtful accounts	$6,194	$8,730	$820	(1)	$(8,342	)(2)	$7,402
Insurance reserves	11,475	40,991	577		(37,447	)(3)	15,596
Deferred tax asset valuation allowance	1,840	2,423	—		—		4,263
Litigation reserve	7,500	9,160	—		(8,653)		8,007
2000
Accounts receivable—allowances for doubtful accounts	$6,092	$6,303	$1,078	(1)	$(7,279	)(2)	$6,194
Insurance reserves	9,584	44,492	—		(42,601	)(3)	11,475
Deferred tax asset valuation allowance	1,672	168	—		—		1,840
Litigation reserve	—	7,500	—		—		7,500

(1)
Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2)
Write-off of uncollectible accounts.

(3)
Payments of insurance premiums and claims.

QuickLinks

AIRGAS, INC. TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
AIRGAS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
INDEPENDENT AUDITORS' REPORT
STATEMENT OF MANAGEMENT'S FINANCIAL RESPONSIBILITY
AIRGAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
AIRGAS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AIRGAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AIRGAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AIRGAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AIRGAS, INC. AND SUBSIDIARIES Condensed Consolidating Balance Sheet March 31, 2002
AIRGAS, INC. AND SUBSIDIARIES Condensed Consolidating Balance Sheet March 31, 2001
AIRGAS, INC. AND SUBSIDIARIES Condensed Consolidating Statement of Earnings Year Ended March 31, 2002
AIRGAS, INC. AND SUBSIDIARIES Condensed Consolidating Statement of Earnings Year Ended March 31, 2001
AIRGAS, INC. AND SUBSIDIARIES Condensed Consolidating Statement of Earnings Year Ended March 31, 2000
AIRGAS, INC. AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Year Ended March 31, 2002
AIRGAS, INC. AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Year Ended March 31, 2001
AIRGAS, INC. AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Year Ended March 31, 2000
SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended March 31, 2002, 2001 and 2000 (In thousands of dollars)