Form 10-K
period 2005-03-31
RED D ARC INC; AIRGAS SPECIALTY GASES INC; RUTLAND TOOL & SUPPLY CO INC; AIRGAS NOR PAC INC; AIRGAS GULF STATES INC; AIRGAS NORTH CENTRAL INC; AIRGAS EAST INC; ATNL INC; AIRGAS SAFETY INC; AIRGAS INTERMOUNTAIN INC
filed 2005-06-14
CIK 1158062, 1158059, 1158057, 1158052, 1158050, 1158048, 1158045, 1158063, 1158056, 1158051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-9344

AIRGAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, Pennsylvania	19087-5283

(Address of principal executive offices)	(Zip Code)

(610) 687-5253
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

     Securities registered pursuant to Section 12 (g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). YES ☑ NO ☐

     The aggregate market value of the 65,407,077 shares of voting stock held by non-affiliates of the Registrant was approximately $1.6 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2004. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.

     The number of shares of common stock outstanding as of June 8, 2005 was 76,103,833.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company’s Proxy Statement for the Annual Meeting of Stockholders to be held August 9, 2005 is partially incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and Item 402(l) of Regulation S-K are not incorporated by reference into Part III.

AIRGAS, INC.

PART I

ITEM 1. BUSINESS.

GENERAL

     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) is the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), and welding, safety and related products (“hardgoods”). Airgas is the largest producer of nitrous oxide in the United States, a producer and leading supplier of dry ice and the largest supplier of liquid carbon dioxide in the southeastern United States. The Company markets these products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-business and independent distributors. Products reach customers through an integrated network of over 900 locations including production facilities, packaged gas fill plants, specialty gas labs, distribution centers, branches, and retail stores. Sales were $2.41 billion, $1.90 billion, and $1.79 billion in fiscal years 2005, 2004, and 2003, respectively.

     The Company has two operating segments, Distribution and All Other Operations. The Distribution segment primarily engages in the distribution of packaged gases and hardgoods. All Other Operations consists of business units that principally produce and distribute carbon dioxide, dry ice, nitrous oxide and specialty gases. The Company’s joint venture, National Welders, is also reported in the All Other Operations segment. See note 16 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of National Welders and its consolidation upon the Company’s adoption of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”) in December 2003.

     On July 30, 2004, the Company completed its acquisition of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”) for approximately $175 million in cash, plus up to $25 million in contingent consideration to be paid in November 2005. The amount of contingent consideration ultimately paid will be determined based on a cash flow formula defined in the asset purchase agreement. National Welders also participated in the acquisition by contributing approximately $7 million of the purchase price for two branch locations in southern Virginia. The BOC business has a strong strategic fit with the Company’s existing packaged gas distribution business and strengthens our national network by giving us a presence in important new regional markets. The acquisition included more than 120 retail stores, warehouses, fill plants and other operations in 21 states. At BOC’s fiscal year ended September 30, 2003, the acquired business generated approximately $240 million in revenue, of which approximately 65% was gas and rent. The acquired operations, exclusive of the two branches acquired by National Welders, were integrated with the existing business units of the Company’s Distribution segment.

     Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 24 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” More detailed descriptions of the operating segments are as follows:

DISTRIBUTION

     The Distribution segment accounts for over 85% of consolidated sales in fiscal 2005 and reflects the distribution of industrial, medical and specialty gases, process chemicals and hardgoods.

Principal Products and Services

     The Distribution segment’s principal products and services include packaged and small bulk gases, gas cylinder and welding equipment rental, and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding and welding related equipment. Gas and rent represented approximately 51%, 52%, and 53% of the Distribution segment’s sales in each of the fiscal years 2005, 2004 and 2003, respectively. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. In each of the fiscal years 2005, 2004, and 2003, hardgoods sales represented approximately 49%, 48%, and 47% of the Distribution segment’s sales, respectively (see Note 24 of the Company’s Consolidated Financial Statements for additional information regarding segment sales).

Principal Markets and Methods of Distribution

     The industry has three principal modes of distribution: on-site supply, bulk or merchant supply, and cylinder or packaged gas supply. Airgas’ market focus has been on the packaged gas segment of the market, which generally consists of customers who purchase gases in cylinders and in less than truckload bulk quantities. The Company believes the U.S. packaged gas market to be approximately $4.5 billion annually. Generally, packaged gas distributors also sell welding hardgoods. The Company believes the U.S. market for welding hardgoods to be approximately $4.5 billion annually. Packaged gases and welding hardgoods are generally delivered to customers on Company owned trucks, although third party carriers are also used in the delivery of some welding and safety products.

     Airgas is the largest distributor of packaged gases and welding hardgoods in the United States, with approximately a 20% market share. The Company’s competitors in this market include independent distributors that serve approximately 57% of the market through a fragmented distribution network and large distributors, including vertically integrated gas producers such as Praxair, Inc. (“Praxair”), Liquid Air Corporation of America (“Air Liquide”), and Linde, which serve the remaining 23% of the market. The Company also sells safety equipment. The Company believes the U.S. market for safety equipment is approximately $5.6 billion, of which Airgas’ share is approximately 5%.

Customer Base

     The Company’s operations are predominantly in the United States. The customer base is diverse and sales are not dependent on a single or small group of customers and include many major industries. The Company estimates the following industry segments account for the indicated percentages of its total sales:

•	Industrial Manufacturing (24%);

•	Repair & Maintenance (21%);

•	Wholesale Trade (12%);

•	Medical (9%);

•	Construction (8%);

•	Food Products (6%);

•	Utilities and Mining (4%);

•	Petrochemical (4%);

•	Analytical (4%);

•	Transportation (2%)

•	Other (6%).

Suppliers

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. In February 2002, the Company entered into a 15-year take-or-pay supply agreement under which Air Products and Chemicals, Inc. (“Air Products”) supplies at least 35% of the Company’s bulk nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the BOC supply agreement noted below. Additionally, the Company has commitments to purchase helium from Air Products under the terms of the supply agreement. The Company is committed to purchase approximately $45 million in annual bulk gases under the terms of the Air Products supply agreements. With the BOC acquisition in July 2004, the Company and BOC entered into reciprocal long-term supply agreements. The Company will become the supplier for a substantial portion of BOC’s resale packaged gas needs. BOC will supply the Company, under a 15-year take-or-pay supply agreement, with bulk nitrogen, oxygen, argon and helium. The BOC agreement represents approximately 85% of the liquid bulk gas volumes transferred to the Company in the acquisition or roughly $16 million in annual bulk gas purchases. Both the Air Products and BOC supply agreements contain market pricing subject to certain economic indices and market analysis. Furthermore, the Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.

     The Company believes that, if a contractual arrangement with any supplier of gases or other raw materials was terminated, it would be able to locate alternative sources of supply without disruption of service. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to arrange comparable alternative supply arrangements.

ALL OTHER OPERATIONS

     The All Other Operations segment consists of the Company’s Gas Operations Division and its National Welders joint venture. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide and specialty gases. National Welders Supply Company, Inc. (“National Welders”) is a producer and distributor of industrial, medical and specialty gases based in Charlotte, North Carolina.

Gas Operations Division

     The Gas Operations Division produces and distributes carbon dioxide and dry ice (solid form of carbon dioxide). Customers include food processors, food services, pharmaceutical and biotech industries, wholesale trade and grocery outlets. Food and beverage applications account for approximately 70% of the market. The dry ice business generally experiences a higher level of sales during the warmer months. The Gas Operations Division also operates 7 national specialty gas labs and a specialty gas equipment center. These labs generally provide quality management and technical support to approximately 50 regional labs operated by the Distribution segment. Specialty gas mixtures are predominantly used in research, which accounts for 40% of the market. Food, laser and environmental applications are also major uses of specialty gases. The Gas Operations Division is the largest manufacturer of nitrous oxide gas in North America. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain electronics industries. The Company’s market focus includes bulk customers as well as sales to the Distribution segment. The Company estimates that United States market for carbon dioxide, specialty gases and nitrous oxide total more than $1 billion annually.

National Welders Supply Company, Inc.

     National Welders’ product requirements are principally met through its significant production capabilities consisting of three air separation plants, two acetylene plants and a specialty gas lab. The joint venture employs over 800 associates and primarily delivers its products to customers on over 280 company owned trucks. It also distributes packaged gases and welding products through its 44 branch stores. The ownership interests in the joint venture consist of voting common stock and voting, redeemable preferred stock. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. The National Welders joint venture structure, which limits the Company’s control over the National Welders operations and cash flows, is the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations segment.

Suppliers

     The companies in the All Other Operations segment have significant production capacity. Together, the Gas Operations Division and National Welders operate five air separation plants that produce oxygen, nitrogen and argon which are sold to on-site customers and to the Distribution segment. The Gas Operations Division also operates 8 carbon dioxide production facilities. With 12 dry ice plants (converting liquid carbon dioxide into dry ice), the Gas Operations Division has the largest network of dry ice conversion plants in the United States. These internal sources of carbon dioxide are supplemented by long-term take-or-pay supply contracts. The 4 nitrous oxide production facilities operated by the Gas Operations Division supply both the Gas Operations Division and the Distribution segment. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers.

AIRGAS GROWTH STRATEGIES

     The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth through leveraging its national distribution infrastructure. To meet this objective, the Company is focusing on:

•	Customer service strategies for growing our business with small and medium-sized core customers;

•	Strategic growth platforms for Bulk Gases, Specialty Gases, Medical Gases and Services, Safety Products, Equipment Rental and Strategic Accounts;

•	Improved training, tools and resources for front line associates;

•	Scratch starts and branch up grades;

•	Continued account penetration; and

•	Acquisitions to complement and expand the distribution network.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all-material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2005 were not material.

INSURANCE

     The Company has established insurance programs to cover workers’ compensation, business automobile, general and product liability claims. During fiscal year 2005, these programs had self-insured retention of $500 thousand per occurrence and an additional annual aggregate retention for the next $1.7 million of claims in excess of $500 thousand. For fiscal year 2006, the additional annual aggregate retention has been increased to $2.2 million. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.

     National Welders is also self-insured for workers’ compensation claims. Workers’ compensation claims are self-insured up to $300 thousand per person annually. Provisions for expected future claim payments are accrued based on estimates of the aggregate retention for claims incurred plus an estimate for incurred but not reported claims using historical experience.

EMPLOYEES

     On March 31, 2005, the Company employed approximately 11,000 employees (including over 800 employees of National Welders) of whom approximately 5% were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.

PATENTS, TRADEMARKS AND LICENSES

     The Company holds the following registered trademarks: “Airgas,” “RADNOR,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” “Red-D-Arc,” and “RED-D-ARC WELDERENTALS” branded products. The Company also holds trademarks for “SightSense,” “SoundSense,” “Walk-O2-Bout,” “AcuGrav,” “Airgas Puritan Medical,” “Freshblend,” “Precisionblend” and a service mark for “You’ll find it with us.” The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland (1)	55	Chairman of the Board, President and Chief Executive Officer
Michael L. Molinini	54	Executive Vice President and Chief Operating Officer
Roger F. Millay	47	Senior Vice President and Chief Financial Officer
Robert A. Dougherty	47	Senior Vice President and Chief Information Officer
Gordon L. Keen, Jr.	60	Senior Vice President — Law and Corporate Development
Patrick M. Visintainer	41	Senior Vice President — Sales
Dwight T. Wilson	49	Senior Vice President — Human Resources
Alfred B. Crichton	57	Division President — West
B. Shaun Powers	53	Division President — East
Ted R. Schulte	54	Division President — Gas Operations
Dean A. Bertolino	36	Vice President, General Counsel and Secretary
Robert M. McLaughlin	48	Vice President and Controller

(1)	Member of the Board of Directors

     Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999, and from January 2005 to present. Mr. McCausland also serves as a director of the Fox Chase Cancer Center, the Independence Seaport Museum, the International Oxygen Manufacturers Association, Inc. and the Eisenhower Exchange Fellowships, Inc.

     Mr. Molinini has been Executive Vice President and Chief Operating Officer since January 2005. Prior to that time, Mr. Molinini served as Senior Vice President — Hardgoods Operations from August 1999 to January 2005 and as Vice President — Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. since 1991.

     Mr. Millay has been Senior Vice President and Chief Financial Officer since November 1999. Prior to joining Airgas, Mr. Millay served as Senior Vice President and Chief Financial Officer of Transport International Pool, a division of General Electric Capital Corporation, from May 1995 to October 1999.

     Mr. Dougherty has been Senior Vice President and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from August 1998 to December 2000 and as Director of Information Systems from November 1993 to July 1998 of Subaru of America, Inc.

     Mr. Keen has been Senior Vice President — Law and Corporate Development since April 1997. Prior to that time, Mr. Keen served as Vice President — Corporate Development from January 1992 to March 1997.

     Mr. Visintainer has been Senior Vice President — Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President — Sales and Marketing from February 1998 to December 1998 and as President of one of the Company’s subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager – Industrial/Specialty Gases and National Accounts Manager.

     Mr. Wilson was appointed Senior Vice President — Human Resources in January 2004. Prior to joining Airgas, Mr. Wilson served as Senior Vice President, Corporate Resources at DecisionOne Corporation from October 1995 to December 2003.

     Mr. Crichton has been Division President — West since February 1993. Prior to that time, Mr. Crichton served in various leadership positions since joining the Company in 1988 and has more than 30 years of experience in the industrial gas industry.

     Mr. Powers has been Division President — East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.

     Mr. Schulte has been Division President – Gas Operations since February 2003. Prior to that time, Mr. Schulte served as Senior Vice President – Gas Operations from August 2000 to January 2003, as Vice President – Gas Operations from November 1998 to July 2000 and as President of Airgas Carbonic from November 1997 to October 1998. Prior to joining Airgas, Mr. Schulte served as Senior Vice President of Energetic Solutions, the U.S. subsidiary of ICI Explosives, from June 1997 to October 1997 and as Vice President Industrial Gas Sales of Arcadian Corporation from 1992 through June 1997.

     Mr. Bertolino has been Vice President and General Counsel since December 2001, and Secretary since July 2002. Prior to joining Airgas, Mr. Bertolino served as Assistant General Counsel of The BOC Group, Inc. from 1999 to 2001 and as an Associate with the law firm of Brown & Wood, llp from 1994 to 1999.

     Mr. McLaughlin has been Vice President and Controller since joining Airgas in June 2001. Prior to joining Airgas, Mr. McLaughlin served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999.

COMPANY INFORMATION

     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day in which they are filed or furnished to the SEC.

Code of Ethics

     The Company has adopted a code of ethics applicable to its employees, officers and directors, known as the “Code of Ethics.” The Code of Ethics is available on the Company’s website, noted above. Amendments to and waivers from the Code of Ethics will also be disclosed promptly on the website. In addition, stockholders may request a print copy of the Code of Ethics, free of charge, by contacting the Company’s Investor Relations department at:

Airgas, Inc.
Attention: Investor Relations
259 N. Radnor-Chester Rd.
Radnor, PA 19087-5283
Telephone: 610.902.6205

Corporate Governance Guidelines

     The Company has adopted Corporate Governance Guidelines as well as charters for its Audit Committee and Governance & Compensation Committee. These documents are available on the Company’s website, noted above. Stockholders may also request a copy of these documents, free of charge, by contacting the Company’s Investor Relations department at the address and phone number noted above.

Certifications

     The Certification of the Company’s Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listed Company Manual relating to the Company’s compliance with The New York Stock Exchange’s Corporate Governance Listing Standards was submitted to The New York Stock Exchange on September 1, 2004.

     The Company also filed certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to its annual report on Form 10-K for each of the years ended March 31, 2005 and 2004.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.

     The Company’s Distribution segment operates a network of multiple use facilities consisting of approximately 600 branches, 300 cylinder fill plants, including nearly 50 regional gas laboratories and 20 acetylene manufacturing facilities, as well as, 5 regional distribution centers, various customer call centers, buying centers and administrative offices. The Distribution segment conducts business in 48 states. The Company owns approximately 29% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities are leased from employees and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.

     The Company’s All Other Operations segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of approximately 70 branch locations, 8 liquid carbon dioxide and 12 dry ice production facilities, 5 air separation plants, 7 national specialty gas laboratories, and 4 nitrous oxide production facilities. The Company owns 55% of these facilities. The remaining facilities are leased from third parties.

     During fiscal 2005, the Company’s production facilities operated at approximately 80% of capacity based on an average daily production shift of 14 hours. If required, additional shifts could be run to expand production capacity.

     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company’s common stock (the “common stock”) is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2005

First Quarter	$23.91	$20.83
Second Quarter	24.20	21.10
Third Quarter	27.05	23.61
Fourth Quarter	26.96	23.28

Fiscal 2004

First Quarter	$20.61	$16.75
Second Quarter	19.44	17.64
Third Quarter	21.55	18.20
Fourth Quarter	24.35	19.85

     The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on June 8, 2005, was $24.04 per share. As of June 8, 2005, there were approximately 17,000 stockholders of record of the Company’s common stock.

     At the end of each quarter during fiscal 2005 and fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.045 and $0.040 per share, respectively. In addition, on May 24, 2005, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.06 per share, representing a 33% increase compared to the prior year quarterly dividend. The dividend is payable June 30, 2005 to stockholders of record as of June 15, 2005. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Equity Compensation Plan Information

     The following table sets forth information as of March 31, 2005 with respect to the shares of the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the 1997 Stock Option Plan, the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”), the Amended and Restated 1984 Stock Option Plan, the 1989 Non-Qualified Stock Option Plan for Directors and the 2003 Employee Stock Purchase Plan (“ESSP”), which were approved by the stockholders.

	(a)	(b)	(c)
Number of
securities to be
issued upon
	exercise of	Weighted-average	Number of securities remaining
	outstanding	exercise price of	available for future issuance under
	options, warrants	outstanding options,	equity compensation plans (excluding
Plan Category	and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	7,363,301	$14.95	3,267,214	Stock Option Plans
			775,790	ESPPshares

Equity compensation plans not approved by security holders	-0-	—	-0-

Total	7,363,301	$14.95	4,043,004

(1)	The Directors’ Plan, designed to provide equity compensation to directors of the Company who are not employees of the Company, authorizes the granting of stock options and restricted stock awards. As of March 31, 2005, no restricted stock awards have been granted under the Directors’ Plan. Restricted stock awards under the Directors’ Plan cannot exceed 100,000 shares in the aggregate, and restricted stock awards under the 1997 Stock Option Plan and the Directors’ Plan in any calendar year may not exceed, in the aggregate, 0.5% of shares of Common Stock of the Company’s issued and outstanding shares on any date of grant.

(2)	The 1997 Stock Option Plan (the “1997 Plan”), designed to provide equity compensation to certain employees and independent contractors of the Company, authorizes the granting of stock options and restricted stock awards. As of March 31, 2005, no restricted stock awards had been granted under the 1997 Plan. Restricted stock awards granted under the 1997 Plan cannot exceed 1,000,000 shares in the aggregate, and restricted stock awards under the 1997 Plan and the Directors’ Plan in any calendar year may not exceed, in the aggregate, 0.5% of shares of Common Stock of the Company’s issued and outstanding shares on any date of grant.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Consolidated Financial Statements and notes thereto included in Item 8 herein.

(In thousands, except per share amounts):

	Years Ended March 31,
	2005 (1)	2004 (2)(7)	2003 (3)(7)	2002 (4)(7)	2001 (5)(7)
Operating Results:
Net sales	$2,411,409	$1,895,468	$1,786,964	$1,636,047	$1,628,901
Depreciation and amortization	111,584	87,956	79,844	72,945	86,754
Special charges (recoveries), net	—	(776)	2,694	—	3,643
Operating income	203,233	167,780	155,882	125,033	107,949
Interest expense, net	51,245	42,357	46,375	47,013	60,207
Discount on securitization of trade receivables	4,711	3,264	3,326	4,846	1,303
Other income (expense), net	1,136	1,473	439	2,356	1,324
Income taxes	54,583	47,353	41,199	29,806	20,718
Minority interest in earnings of consolidated affiliate	(1,808)	(452)	—	—	—
Equity in earnings of unconsolidated affiliate	—	4,365	2,684	2,861	1,178
Cumulative effect of a change in accounting principle	—	—	—	(59,000)	—
Net earnings (loss)	92,022	80,192	68,105	(10,415)	28,223

Basic earnings (loss) per share	$1.23	$1.10	$0.97	$(0.15)	$0.43

Diluted earnings (loss) per share	$1.20	$1.07	$0.94	$(0.15)	$0.42

Dividends per common share declared and paid (6)	$0.18	$0.16	$—	$—	$—

Balance Sheet Data:
Working capital	$132,969	$88,826	$66,027	$84,645	$53,690
Total assets	2,291,863	1,960,606	1,726,004	1,743,984	1,596,897
Current portion of long-term debt	6,948	6,140	2,229	2,456	72,945
Long-term debt	801,635	682,698	658,031	764,124	620,664
Deferred income tax liability, net	282,186	253,529	207,069	193,556	154,128
Other non-current liabilities	24,391	28,756	33,657	37,395	29,494
Minority interest in affiliate	36,191	36,191	—	—	—
Stockholders’ equity	814,172	691,901	596,933	503,086	496,849
Capital expenditures	167,977	93,749	67,969	58,297	65,910

(1)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2005 include integration costs of $4.8 million ($3 million after tax) related to the acquisition of the U.S. packaged gas business of The BOC Group, Inc., and costs of $1.6 million ($1 million after tax) related to a separation package for the Company’s former President & Chief

Operating Officer. In addition, National Welders contributed a full year of operating results in fiscal 2005 resulting in incremental sales of $128 million and operating income of $13 million versus fiscal 2004. Working capital increased in fiscal 2005 compared to fiscal 2004 reflecting higher levels of hardgoods inventory and trade receivables in connection with overall sales growth.

(2)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2004 include a fourth quarter special charge recovery of $776 thousand ($480 thousand after tax) reflecting lower estimates of the ultimate cost of prior years’ restructuring activities. Fiscal 2004 results also include the fourth quarter consolidation of the National Welders joint venture in accordance with FIN 46R. Prior to the adoption of FIN 46R, the Company used the Equity Method of Accounting for its investment in National Welders. Accordingly, the consolidation of National Welders under FIN 46R did not have an impact on the Company’s net earnings. National Welders contributed $39 million of sales and $3 million of operating income in fiscal 2004. As of March 31, 2004, National Welders also contributed current assets of $30 million, total assets of $140 million, current liabilities of $21 million, and non-current liabilities of $119 million (including a minority interest liability of $36 million).

(3)	As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, the results for fiscal 2003 include special and other charges of $2.9 million ($2.2 million after tax) primarily consisting of a restructuring charge ($2.7 million) related to the integration of the business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions.

(4)	The results for fiscal 2002 include: (a) a non-cash after-tax charge of $59 million representing the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), (b) a litigation settlement charge of $8.5 million ($5.7 million after tax), and (c) a net non-recurring gain of $1.9 million ($120 thousand after tax) related to divestitures and a write-down of a business held for sale to its net realizable value.

(5)	The results for fiscal 2001 include: (a) net special charges of $3.6 million ($2.3 million after tax), (b) litigation charges, net, of $5.8 million ($3.6 million after tax), and (c) asset impairments associated with two equity affiliates of $700 thousand after tax. Depreciation and amortization in fiscal 2001 reflects amortization of goodwill. Effective April 1, 2001, the Company adopted SFAS 142 and for years subsequent to fiscal 2001, goodwill was no longer amortized, rather it was tested for impairment.

(6)	At the end of each quarter during fiscal 2005 and 2004, the Company paid its stockholders regular quarterly cash dividends of $0.045 and $0.04 per share, respectively. In addition, on May 24, 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable June 30, 2005 to stockholders of record as of June 15, 2005. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

(7)	Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The reclassifications include the presentation of depository cash, cash overdrafts, minority interest and equity in earnings of unconsolidated affiliates. The Company has changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. In the current presentation, depository cash and cash overdrafts are presented on a gross basis. Accordingly, the Statement of Cash Flows for each year presented also reflects the change in presentation and reconciles to the change in cash on the balance sheet. The Company has adopted the current presentation as it is consistent with practice among most companies and is more transparent. Minority interest and equity earnings recognized in prior periods related to the Company’s joint venture affiliate, National Welders, were reclassified from elements of earnings before income taxes to be presented net of tax below income tax expense.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.

RESULTS OF OPERATIONS: 2005 COMPARED TO 2004

OVERVIEW

     The Company’s net sales for the fiscal year ended March 31, 2005 (“fiscal 2005”) were $2.41 billion compared to $1.90 billion in the prior year (“fiscal 2004”). Sales growth of $516 million was driven by acquisitions, same-store sales growth and the consolidation of National Welders, a joint venture affiliate of the Company. The Company estimates that acquisitions contributed sales of approximately $197 million during fiscal 2005, the largest of which was the acquisition of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”). Same-store sales growth of 9% contributed sales of approximately $191 million reflecting the rebounding economy and strength in industrial markets served by the Company. The consolidation of National Welders, effective December 31, 2003 (fiscal 2004), contributed incremental sales of $128 million in fiscal 2005.

     Fiscal 2005 net earnings were $92 million, or $1.20 per diluted share, compared to $80 million, or $1.07 per diluted share, in fiscal 2004. As discussed in the “Income Statement Commentary” below, fiscal 2005 results were affected by the following:

▪	integration costs of $4.8 million ($3 million after tax), or $0.04 per diluted share, related to the BOC acquisition; and

▪	a separation package for the Company’s former President & Chief Operating Officer of $1.6 million ($1 million after tax), or $0.01 per diluted share.

Fiscal 2004 results were affected by the following:

▪	insurance-related losses of $2.8 million ($1.7 million after tax), or $0.02 per diluted share, representing the Company’s self-insurance retention associated with fire-related losses;

▪	a $1.7 million after-tax, or $0.02 per diluted share, non-recurring insurance gain recognized by National Welders; and

▪	a special charge recovery of $776 thousand ($480 thousand after tax), or $0.01 per diluted share, reflecting lower estimates of the ultimate cost of prior years’ restructuring activities.

     During fiscal 2005, the Company completed 16 acquisitions (including two businesses acquired by National Welders) with combined annual sales of approximately $260 million. The largest of the acquisitions was that of the U.S. packaged gas business of BOC, which closed on July 30, 2004. The Company acquired the BOC assets for approximately $175 million cash, plus up to $25 million to be paid on or about November 15, 2005. The $25 million contingent portion of the purchase price is based on the Company achieving certain financial targets. The transaction was financed through borrowings on the Company’s U.S. revolving credit facility. The acquired business generated approximately $240 million in revenue in its fiscal year ended September 30, 2003. The acquired operations have been predominately included in the Distribution segment.

     The Company had strong same-store sales and earnings growth in fiscal 2005. The Company believes that it is in the middle of a traditional economic recovery cycle in which gas supply has tightened and cylinder gas volumes are growing. Fiscal 2005 same-store sales growth benefited from continued success of the Company’s strategic product sales initiatives related to medical, bulk, specialty gases and safety products. Sales of hardgoods were especially strong during the year with significant gains related to safety products and traditional welding products, such as welding wire, rods, torches and other welding accessories. During the third fiscal quarter and into the fourth quarter, the Company experienced pressure on gross profit margins and rising operating expenses. These cost pressures factored into the Company’s decision to raise prices on a number of its product lines in the fourth quarter of fiscal 2005.

     Effective December 31, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, with respect to its joint venture with National Welders and consolidated this formerly unconsolidated affiliate. Beginning January 1, 2004 and for the year ended March 31, 2005, National Welders’ operating results were reflected broadly across the income statement in the “All Other Operations” business segment with minority interest expense representing the preferred stockholders’ proportionate share of the joint venture’s operating results. For the nine months ended December 31, 2003, the Company’s portion of National Welders’ net earnings were reflected as “Equity in Earnings of Unconsolidated Affiliate.” For the fourth quarter of fiscal 2004, National Welders contributed $39 million to sales, $3 million to operating income, and $452 thousand of minority interest expense. In fiscal 2005, National Welders was consolidated for the full 12-month period and contributed $167 million to sales, $16 million to operating income, and $1.8 million of minority interest expense. Net earnings were not impacted by the consolidation of National Welders.

     During fiscal 2005, the Company also completed its assessment of the effectiveness of its internal controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act (the “Act”). Compliance with the Act and the preparation for the newly required assessment of the effectiveness of the Company’s internal controls over financial reporting by the Company’s independent registered public accounting firm, required the allocation of a significant level of internal resources. However, compliance with the Act did not have a material impact on the Company’s results of operations. The Company’s report on internal control and the associated report of the Company’s independent registered public accounting firm are included in Item 8, “Financial Statements and Supplementary Data.”

     Looking forward, the Company anticipates that fiscal 2006 will be another productive year with new challenges and opportunities. The Company anticipates further expansion of the industrial economy during fiscal 2006 and estimates that fiscal 2006 net earnings will be approximately $1.43 to $1.50 per diluted share. Additionally, in the first quarter of fiscal 2006, the Company estimates that it will earn $0.33 to $0.36 per diluted share. The estimate of fiscal 2006 net earnings anticipates a supportive sales environment and continued success of pricing actions designed to offset rising costs. Actual fiscal 2006 net earnings may be impacted by a number of factors including continued improvement in the industrial economy, customer acceptance of price increases, the sales mix of gas and rent versus hardgoods, and the interest rate environment, among other factors. Acquisitions in fiscal 2006 could also continue to be an important component of the Company’s growth. During the first quarter of fiscal 2006, the Company completed the acquisitions of the Industrial Products Division of LaRoche Industries, a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million, and Kanox, Inc., a Kansas-based distributor of packaged gases and related hardgoods with annual sales of approximately $23 million. The Company also remains focused on integrating BOC’s packaged gas business into the Company’s distribution network, which is expected to be completed in the first half of fiscal 2006. In addition, the Company set certain long-term financial goals for fiscal 2008, including achieving annual sales of $3 billion and operating margins of 10%-11% of sales.

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 27% in fiscal 2005 compared to fiscal 2004 driven primarily by acquisitions, strong same-store sales growth of 9% and the consolidation of National Welders. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro-forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from All Other Operations to the Distribution segment.

(In thousands)	2005	2004	Increase
Distribution	$2,078,739	$1,702,471	$376,268	22%
All Other Operations	385,611	235,926	149,685	63%
Intercompany eliminations	(52,941)	(42,929)	(10,012)

	$2,411,409	$1,895,468	$515,941	27%

     The Distribution segment’s principal products include industrial, medical and specialty gases; process chemicals; equipment rental; and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

     Distribution segment sales increased $376 million (22%) compared to the prior year driven by acquisitions (principally the BOC acquisition) and growth in same-store sales. The BOC acquisition and other smaller acquisitions contributed estimated incremental sales of $192 million in fiscal 2005. Distribution same-store sales growth of $184 million (10%) resulted from hardgoods sales gains of $125 million (14%) and gas and rent sales growth of $59 million (6%). Hardgoods sales growth resulted from price and volume gains consistent with the solid industrial recovery across many of the markets served by the Company. For example, same-store sales of welding wire and welding accessories (e.g. welding machines, torches) increased by approximately $40 million and $25 million, respectively. The costs of welding wire and accessories were significantly impacted by rising steel prices in fiscal 2005. The Company successfully passed through the higher costs to its customers. Same-store sales of safety products increased approximately $40 million and were positively impacted by the Company’s strategy of cross-selling safety products to its broad base of customers. Radnor private label sales growth of 36% was also indicative of the success of the Company’s branch store core stocking program. The Company’s core stocking program ensures that each branch store is stocked with the most commonly demanded hardgoods products.

     The Company follows a strategy that focuses on products and markets that are expected to grow at a faster rate than the overall economy. These products include medical and specialty gases, gases sold in bulk and micro-bulk containers, safety products, and sales to strategic account customers (large customers with multiple locations). Fiscal 2005 gas and rent same-store sales growth was driven by these products as well as the strengthened industrial economy. Medical gas and rent sales grew 5% to $169 million in fiscal 2005 driven by the strength of the Airgas Puritan Medical business model, which includes a far reaching network of locations, superior customer service and innovative programs, such as the Walk-O2-Bout medical cylinder program utilized by hospitals and the home healthcare market. Same-store sales of specialty gases increased 4% to $157 million in fiscal 2005. Bulk gas and rent revenues grew 10% to over $120 million reflecting higher volumes. Sales to strategic account customers also contributed to the growth in gas, rent and hardgoods same-store sales. Growth in industrial gases (e.g. acetylene, helium, argon) were also solid contributors. Rental revenue was also favorably impacted by a 7% increase in welding equipment rentals and sales associated with the Company’s rental welder fleet.

     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide and specialty gases. The segment also includes the Company’s National Welders joint venture, which was consolidated effective December 31, 2003. All Other Operations’ sales, net of intercompany sales eliminations, increased $140 million, principally from the consolidation of National Welders and same-store sales growth. National Welders contributed sales of $167 million in fiscal 2005 versus $39 million in the prior year (fourth quarter only). Had National Welders been consolidated for all of fiscal 2004, it would have contributed sales of $147 million. Same-store sales growth was principally the result of higher sales volumes of liquid carbon dioxide and dry ice and industrial gas volume gains at National Welders. Dry ice sales volume gains were dampened by pricing pressure in this competitive market.

Gross Profits

     Gross profits do not reflect depreciation expense and distribution costs. As disclosed in Note 1 to the Consolidated Financial Statements, the Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Some companies may report certain or all of these costs as elements of their Cost of Products Sold. Consequently, gross profits discussed below may not be comparable to those of other entities.

     Gross profits increased 25% resulting from higher sales volumes generated by acquisitions, same-store sales growth and the consolidation of National Welders. Although the gross profit dollars were higher, the gross profit margin decreased 100 basis points to 51.1% in fiscal 2005 compared to 52.1% in fiscal 2004. The decline in the gross profit margin was partially due to lower gas margins experienced during the second half of fiscal 2005 resulting from lower margins of the acquired BOC business and higher sales of lower margin bulk gases. The pressure on margins factored into the Company’s decision to raise prices on a number of its product lines in the fourth quarter of fiscal 2005. Related to hardgoods products, the entire industry has been impacted by the rapidly rising price of steel, a primary component of welding wire and rods. However, the gross profit margin on hardgoods was relatively consistent with the prior year as the product cost increases were effectively passed through to customers.

(In thousands)	2005	2004	Increase
Distribution	$1,021,192	$857,031	$164,161	19%
All Other Operations	211,172	129,756	81,416	63%

	$1,232,364	$986,787	$245,577	25%

     The Distribution segment’s gross profits increased $164 million (19%) compared to the prior year driven by acquisitions and same-store sales growth. The Distribution segment’s gross profit margin of 49.1% in fiscal 2005 decreased 120 basis points from 50.3% in fiscal 2004. The lower gross profit margin resulted from the higher same-store sales growth rates for hardgoods versus gas and rent sales. Hardgoods carry a lower gross profit margin versus gas and rent sales and helped drive the decline in the gross profit margin. The Distribution segment’s sales consisted of 50.8% gas and rent compared to 51.8% in fiscal 2004. The gross profit margin was also impacted by lower margins from the acquired BOC business and higher sales of lower margin bulk gases. Higher cylinder maintenance and freight-in costs associated with sales growth also contributed to the lower gross profit margin. The Company anticipates that the gross profit margin will rise in fiscal 2006 reflecting the full impact of the price increases as well as continued gas volume growth.

     All Other Operations’ gross profits increased $81 million (63%) compared to the prior year primarily reflecting the consolidation of National Welders. National Welders contributed $70 million to the increase in gross profits. The remainder of the increase in gross profits reflects higher sales volumes of liquid carbon dioxide and dry ice. The All Other Operations’ gross profit margin was relatively consistent compared to the prior year.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $186 million (25%) compared to the prior year principally from the consolidation of National Welders and costs contributed by acquisitions. A full year of expenses related to National Welders contributed $65 million in SD&A expenses versus $16 million for the fourth quarter in the prior year. Acquisitions contributed an estimated $86 million in SD&A expenses. The remainder of the increase resulted from higher labor, utility and distribution-related expenses. Labor and utility expense increases reflected costs to fill cylinders and operate facilities to meet increased demand for products. The increase in distribution-related expenses of approximately $8 million was primarily driven by higher fuel, repair and maintenance costs. The increase in fuel costs was directly related to higher oil prices during fiscal 2005. Fiscal 2005 also included costs of $4.8 million associated with the integration of the BOC business into the Company’s operations and $1.6 million for a separation package for the former Chief Operating Officer. Acquisition integration expenses were not significant during fiscal 2004. During fiscal 2004, the Company sustained fire-related losses of $2.8 million at certain of its plants. As a percentage of sales, SD&A expenses decreased 50 basis points to 38.1% versus 38.6% in the prior year driven by higher sales volumes and improving cost leverage.

     Depreciation expense of $106 million in fiscal 2005 increased $23 million (28%) compared to $83 million in fiscal 2004. National Welders contributed $9 million in additional depreciation expense and acquisitions contributed approximately $8 million. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue producing assets, including medical cylinders and bulk tanks. The Company’s lease buyout program to purchase long-lived assets subject to high cost leases also contributed to the increase in depreciation expense in fiscal 2005. Amortization expense in fiscal 2005 of $5.5 million was consistent with the prior year.

Operating Income

     Operating income increased 21% in fiscal 2005 compared to fiscal 2004 driven by higher sales and the consolidation of National Welders. The operating income margin decreased 50 basis points to 8.4% from 8.9% in the prior year.

(In thousands)	2005	2004	Increase
Distribution	$158,018	$136,449	$21,569	16%
All Other Operations	45,215	31,331	13,884	44%

	$203,233	$167,780	$35,453	21%

     The Distribution segment’s operating income margin of 7.6% in fiscal 2005 decreased 40 basis points compared to 8.0% in the prior year. BOC integration costs and the separation package for the Company’s former Chief Operating Officer contributed 30 basis points to the decline in the operating income margin. The decrease in the operating income margin also reflected the lower gross profit margin, described above.

     The All Other Operations segment’s operating income margin decreased 160 basis points to 11.7% from 13.3% in fiscal 2004. The decrease in the operating income margin primarily resulted from the consolidation of National Welders, which carries a lower operating income margin compared to the other businesses in the All Other Operations segment. Had National Welders been consolidated for all of fiscal 2004, the comparable operating income margin would have been 11.5%.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled $56 million representing an increase of $10 million (22%) compared to the prior fiscal year. The increase in interest expense primarily resulted from higher debt levels associated with acquisitions, principally the BOC acquisition. The increase in interest expense was also driven by higher weighted-average interest rates. The consolidation of National Welders contributed $2 million to the increase in interest expense.

     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $190 million and $163 million at March 31, 2005 and 2004, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates at March 31, 2005 was 61% fixed to 39% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s outstanding variable rate debt and credit rating at March 31, 2005, for every 25 basis point increase in LIBOR, the Company estimates its annual interest expense would increase approximately $1 million.

Income Tax Expense

     The effective income tax rate was 36.8% of pre-tax earnings in fiscal 2005 compared to 38.3% in fiscal 2004. The lower tax rate in fiscal 2005 resulted from changes in valuation allowances associated with state tax net operating loss carryforwards and the realization of federal and state tax credits.

Minority Interest and Equity Earnings of Unconsolidated Affiliate

     In fiscal 2005, the Company modified its presentation of minority interest and equity in earnings of unconsolidated affiliates to improve the presentation of the relationship between earnings before taxes and income tax expense. The new presentation reflects both the minority interest related to National Welders and the equity income recognized in prior periods related to National Welders, net of tax, below income tax expense. The Company also reclassified earnings of its partnership interest in AC Industries from equity in earnings of unconsolidated affiliates to other income (expense). The reclassifications have been reflected in all prior periods to conform with the new presentation.

     Minority interest expense represents the portion of National Welders’ earnings applicable to the preferred stockholders of National Welders. Minority interest expense in fiscal 2005 represents a full year of expense versus one quarter in fiscal 2004, reflecting the December 31, 2003 consolidation of National Welders.

     Equity in earnings of unconsolidated affiliate in fiscal 2004 of $4.4 million represents the Company’s portion of National Welders’ net earnings through the date of consolidation. National Welders’ earnings included a $1.7 million after-tax life insurance gain in which National Welders was the named beneficiary. Prior to the date that the Company entered into the joint venture agreement with National Welders, the founders of National Welders had obtained life insurance policies on key personnel in which National Welders was the named beneficiary.

Net Earnings

     Net earnings in fiscal 2005 were $92 million, or $1.20 per diluted share, compared to $80 million, or $1.07 per diluted share, in fiscal 2004.

     The weighted average number of shares outstanding used in computing earnings per diluted share increased by 2.3 million shares in fiscal 2005. The increase in the weighted average number of shares outstanding primarily related to stock option exercises and shares purchased by employees under the Company’s Employee Stock Purchase Plans. The Company expects that the weighted average number of shares outstanding will continue to increase by 2% to 3% per year.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: 2004 COMPARED TO 2003

OVERVIEW

     The Company’s net sales for the fiscal year ended March 31, 2004 (“fiscal 2004”) were $1.90 billion compared to $1.79 billion in the prior year (“fiscal 2003”). Sales growth of $109 million was driven by acquisitions, same-store sales growth and the December 31, 2003 consolidation of National Welders. During fiscal 2004, the Company completed five acquisitions with combined annual sales of approximately $59 million. Strategic product sales initiatives related to medical, bulk and specialty gases, and strategic accounts, contributed to a 1% increase in total same-store sales. Sales growth was achieved despite weakness in the manufacturing and industrial markets during much of fiscal 2004. While same-store sales were flat through the first nine months of fiscal 2004, they began rebounding in the fourth quarter led by sales of hardgoods, which increased significantly (9%) as the industrial marketplace began to show signs of an economic recovery. Gas and rent sales also showed improvement (2%) in the fiscal fourth quarter.

     Fiscal 2004 net earnings were $80 million, or $1.07 per diluted share, compared to $68 million, or $0.94 per diluted share, in fiscal 2003. As discussed in the “Income Statement Commentary” below, fiscal 2004 results were affected by the following:

▪	insurance-related losses of $2.8 million ($1.7 million after tax), or $0.02 per diluted share, representing the Company’s self-insurance retention associated with fire-related losses;

▪	a $1.7 million after-tax, or $0.02 per diluted share, non-recurring insurance gain recognized by National Welders; and

▪	a special charge recovery of $776 thousand ($480 thousand after tax), or $0.01 per diluted share, reflecting lower estimates of the ultimate cost of prior years’ restructuring activities.

     Fiscal 2003 results were affected by the following:

▪	special and other charges totaling $2.9 million ($2.2 million after-tax), or $0.03 per diluted share, primarily consisting of a restructuring charge ($2.7 million) related to the integration of the business acquired from Air Products and Chemicals, Inc. (“Air Products”) in fiscal 2002 and costs related to the consolidation of certain hardgoods procurement functions.

     At December 31, 2003, the Company elected to adopt FIN 46R with respect to its joint venture with National Welders and consolidated this formerly unconsolidated affiliate. Since June 1996, the Company has participated in the joint venture and has used the equity method of accounting to report the Company’s proportionate share of the joint venture’s operating results. Consequently, the consolidation of National Welders had no impact on the net earnings of the Company. In addition, the consolidation did not change the fact that the liabilities of the joint venture are non-recourse to the Company and the cash flows, in excess of a management fee paid by National Welders, are not available to the Company. Through the nine months ended December 31, 2003, the Company recognized $4.4 million of “Equity in Earnings of Unconsolidated Affiliate” related to National Welders. With the prospective adoption permitted by FIN 46R (prior periods not restated), the fourth fiscal quarter operating results of the joint venture were reflected broadly across the income statement with minority interest expense reflecting the preferred stockholders’ proportionate share of the joint venture’s operating results. For the fourth quarter of fiscal 2004, National Welders contributed $39 million to sales, $3 million to operating income, $452 thousand of minority interest expense and $1 million in net earnings.

INCOME STATEMENT COMMENTARY

Net Sales

     Net sales increased 6% in fiscal 2004 compared to fiscal 2003 driven primarily by acquisitions, same-store sales growth of 1% and the consolidation of National Welders. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The intercompany eliminations represent sales from All Other Operations to the Distribution segment.

(In thousands)	2004	2003	Increase
Distribution	$1,702,471	$1,642,076	$60,395	4%
All Other Operations	235,926	183,849	52,077	28%
Intercompany eliminations	(42,929)	(38,961)	(3,968)

	$1,895,468	$1,786,964	$108,504	6%

     Distribution segment sales increased $60 million (4%) driven by acquisitions and growth in same-store sales. The Company estimates that business acquisitions contributed $39 million to sales in fiscal 2004. Same-store sales growth of $21 million (1%) resulted from increases in hardgoods sales of $13 million (1%) and gas and rent sales of $8 million (1%). Through the first nine months of fiscal 2004, Distribution same-store sales were negative, driven by lower sales of hardgoods reflecting weakness in the industrial and manufacturing sectors of the economy. However, same-store sales of hardgoods increased significantly (9%) in the fiscal fourth quarter as the industrial marketplace began to show signs of an economic recovery. Gas and rent sales also showed improvement (2%) in the fiscal fourth quarter. Same-store sales of safety products increased a strong 6% during fiscal 2004 as the Company continued its cross-selling strategy of marketing safety products to its broad base of customers.

     During fiscal 2004, strategic product sales initiatives contributed to sales growth of gas and rent, which helped mitigate weakness in the industrial economy. Medical gas and rent revenues increased 8% to $146 million versus the prior year reflecting volume gains. Sales growth of specialty gases fell short of expectations, driven by pricing pressure and sluggish demand associated with economic conditions. Bulk gas and rent revenues grew 8% to $107 million reflecting higher volumes as well as the promotion of the Company’s micro-bulk program. The micro-bulk program is designed to service niche customers who require higher volumes of gases than can be provided efficiently through the use of gases packaged in cylinders. Sales to strategic account customers (sales to large customers with multiple locations) increased 3% to $255 million in fiscal 2004. Rental revenue was also favorably impacted by a 7% increase in welding equipment rentals and sales associated with the Company’s continued expansion of its rental welder fleet.

     All Other Operations’ sales, net of intercompany sales eliminations, increased $48 million (33%), principally from the consolidation of National Welders, same-store sales growth and an acquisition during fiscal 2004. National Welders contributed sales of $39 million in the fourth quarter and fiscal year. Had National Welders been consolidated for all of fiscal 2004, it would have contributed sales of $147 million. Same-store sales growth of 5% was principally the result of higher sales volumes of liquid carbon dioxide reflecting the additional source of product from the Hopewell, Virginia plant that began operations in January 2003. Same-store sales growth associated with liquid carbon dioxide was partially offset by lower sales of dry ice. Sales of dry ice were negatively impacted during fiscal 2004 by significant pricing pressure related to additional competition in the market. The acquisition of a dry ice business in April 2003 also contributed sales of $2 million in fiscal 2004.

Gross Profits

     Gross profits increased 5%, while the gross profit margin decreased 30 basis points to 52.1% in fiscal 2004 compared to 52.4% in fiscal 2003.

(In thousands)	2004	2003	Increase
Distribution	$857,031	$835,756	$21,275	3%
All Other Operations	129,756	100,892	28,864	29%

	$986,787	$936,648	$50,139	5%

     The Distribution segment’s gross profits increased $21 million (3%) compared to the prior year. Distribution’s gross profit margin of 50.3% in fiscal 2004 decreased 60 basis points from 50.9% in fiscal 2003. The lower gross profit margin primarily resulted from a shift in sales mix away from higher margin gas and rent sales and towards lower margin sales of hardgoods. Acquisitions of two distributors of safety products also contributed to the shift in mix. The Distribution segment’s sales consisted of 51.8% gas and rent compared to 52.6% in fiscal 2003.

     All Other Operations’ gross profits increased $29 million (29%) compared to the prior year. Higher gross profits primarily reflect the consolidation of National Welders, higher sales volumes of liquid carbon dioxide sourced from the new Hopewell, Virginia plant and an acquisition. The consolidation of National Welders contributed gross profits of $22 million. The gross profit margin of 55% was flat compared to 54.9% in the prior year. The fourth quarter consolidation of National Welders had an insignificant impact on the gross profit margin. Had National Welders been consolidated for all of fiscal 2004, the impact on the All Other Operations segment’s gross profit margin would also not have been significant.

Operating Expenses

     SD&A expenses increased $34 million (5%) compared to the prior year principally from the consolidation of National Welders, higher distribution-related expenses, costs contributed by acquired businesses and fire-related losses. The consolidation of National Welders contributed $16 million to the increase in SD&A expenses. The increase in distribution-related expenses of approximately $5 million was primarily driven by higher fuel, repair and maintenance costs. Higher fuel costs were directly related to the increase in oil prices during fiscal 2004. Acquired businesses contributed approximately $13 million to the increase in SD&A expenses. During fiscal 2004, the Company sustained fire-related losses at certain of its plants of $2.8 million, which represented the Company’s self-insurance retention. The prior year included costs of $2.7 million associated with the integration of the packaged gas business acquired from Air Products in February 2002. Acquisition integration expenses were not significant during fiscal 2004. As a percentage of net sales, SD&A expenses decreased 50 basis points to 38.6% compared to 39.1% in the prior year.

     Depreciation expense of $83 million in fiscal 2004 increased $9 million (12%) compared to $74 million in fiscal 2003. The increase reflects depreciation on the current and prior year’s capital investments in revenue producing assets, including the Hopewell carbon dioxide plant, bulk and micro-bulk tanks and medical cylinders. The fourth quarter consolidation of National Welders also contributed approximately $3 million to the increase in depreciation expense.

     Amortization expense of $5.4 million in fiscal 2004 decreased $1 million compared to $6.4 million in fiscal 2003. The decrease in amortization expense was primarily attributable to the expiration of certain non-compete agreements.

Special Charges (Recoveries)

     In fiscal 2004, a special charge recovery of $776 thousand consisted of lower estimates of the ultimate cost of prior years’ restructuring charges. The special charge recovery was included in the Distribution segment and represented a change in estimate related to facility exit costs.

     In fiscal 2003, the Company recognized a special charge of $2.7 million related to the integration of the business acquired from Air Products and costs related to the consolidation of certain hardgoods procurement functions. The special charge included facility exit costs associated with the closure of certain facilities and employee severance. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

Operating Income

     Operating income increased 8% in fiscal 2004 compared to fiscal 2003. The operating income margin increased 20 basis points to 8.9% from 8.7% in the prior year.

(In thousands)	2004	2003	Increase
Distribution	$136,449	$130,534	$5,915	5%
All Other Operations	31,331	25,348	5,983	24%

	$167,780	$155,882	$11,898	8%

     The Distribution segment’s operating income margin of 8% in fiscal 2004 was consistent with 7.9% in fiscal 2003. The fiscal 2004 operating income margin reflects the lower gross profit margin, described above, effectively offset by lower operating expenses as a percentage of sales.

     The All Other Operations segment’s operating income margin decreased 50 basis points to 13.3% compared to 13.8% in fiscal 2003. The decrease in the operating income margin primarily resulted from higher operating expenses as a percentage of sales driven by the consolidation of National Welders. National Welders has a higher cost structure compared to the other businesses included in the segment. Had National Welders been consolidated for all of fiscal 2004, the operating income margin would have been 11.5%.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables totaled approximately $46 million representing a decrease of $4 million (-8%) compared to the prior fiscal year. The decrease in interest expense resulted from lower average outstanding debt levels and lower weighted-average interest rates associated with the Company’s variable rate debt. The Company’s interest expense and average outstanding debt levels were lower despite the July 1, 2003 consolidation of a grantor trust associated with an operating lease and the December 31, 2003 consolidation of National Welders.

     The Company participates in a securitization agreement with two commercial banks to sell qualifying trade receivables. The amount of outstanding receivables under the agreement was $163 million and $159 million at March 31, 2004 and 2003, respectively. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities.

     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates at March 31, 2004 was 57% fixed to 43% variable.

Minority Interest and Equity in Earnings of Unconsolidated Affiliate

     Minority interest expense represents the portion of National Welders’ earnings applicable to the preferred stockholders of National Welders. Minority interest expense in fiscal 2004 represents one quarter of expense as a result of the December 31, 2003 consolidation.

     Equity in earnings of unconsolidated affiliate in fiscal 2004 of $4.4 million represents the Company’s portion of National Welders’ net earnings through the date of consolidation. The increase in fiscal 2004 equity earnings compared to fiscal 2003 resulted primarily from a $1.7 million after-tax life insurance gain in which National Welders was the named beneficiary.

Income Tax Expense

     The effective income tax rate was 38.3% of pre-tax earnings in fiscal 2004 compared to 38.6% in fiscal 2003.

Net Earnings

     Net earnings in fiscal 2004 were $80 million, or $1.07 per diluted share, compared to $68 million, or $0.94 per diluted share, in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2005 Cash Flows

     Net cash provided by operating activities totaled $222 million in fiscal 2005 compared to $211 million in fiscal 2004. The increase in fiscal 2005 operating cash flows resulted from higher net earnings adjusted for non-cash items and cash provided by the trade receivables securitization, partially offset by an increase in cash used by working capital. Net earnings adjusted for non-cash items provided cash of $246 million versus $194 million in fiscal 2004. Working capital used cash of $52 million in 2005 versus providing cash of $13 million in 2004. Working capital components used cash in fiscal 2005 reflecting higher levels of hardgoods inventory and trade receivables in connection with overall sales growth. The Company increased the level of receivables sold under its trade receivables securitization program generating incremental cash compared to 2004 of $24 million. Cash provided by operating activities in fiscal 2005 were primarily used to fund capital expenditures and acquisitions.

     Cash from operations in fiscal 2005 includes $20 million of cash provided by National Welders compared to $10 million associated with the fourth quarter of fiscal 2004. The cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Prior to the fourth quarter 2004 consolidation of National Welders, the management fee paid by National Welders to the Company was reflected as an investing activity as fees from unconsolidated affiliates.

     Cash used in investing activities totaled $353 million and primarily consisted of cash used for acquisitions of $192 million and capital expenditures of $168 million. Acquisitions in fiscal 2005 primarily consisted of $175 million paid for the BOC acquisition. Capital expenditures were $74 million higher than in fiscal 2004 driven by spending for cylinders and bulk tanks reflecting continued investment to support the Company’s strategic sales initiatives, such as those related to medical and bulk gases. In addition, fiscal 2005 capital expenditures included $35 million ($11 million at National Welders) of real estate and tube trailer lease buyouts under a program to purchase long-lived assets that were subject to high cost operating leases. For fiscal 2006, the Company estimates that capital spending will approximate 5% of sales.

     Financing activities provided cash of $139 million primarily from borrowings, which were raised to fund the BOC acquisition. Financing activities also included proceeds of $20 million received from the exercise of stock options. Dividends paid to stockholders during fiscal 2005 used cash of $14 million.

     Beginning with this annual report on Form 10-K, the Company has changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. In the current presentation, depository cash and cash overdrafts are presented on a gross basis. The Company has adopted the current presentation as it is consistent with the practice among most companies and is also more transparent. Prior periods have been reclassified to conform to the current presentation.

     The Company will continue to look for acquisitions to complement its existing businesses and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions will be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company’s financial position at that time.

Dividends

     At the end of each quarter during fiscal 2005 and fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.045 and $0.040 per share, respectively. In addition, on May 24, 2005, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.06 per share, representing a 33% increase compared to the prior year quarterly dividend. The dividend is payable June 30, 2005 to stockholders of record as of June 15, 2005. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments

Senior Credit Agreement

     On January 14, 2005, the Company amended and restated its senior credit agreement (the “Credit Agreement”) to extend the maturity date from July 30, 2006 to January 14, 2010 and to provide the Company with more flexibility to invest in growth and/or return cash to stockholders. Accordingly, the Credit Agreement significantly reduces the limitations on acquisitions, restricted payments and debt incurrence. The Credit Agreement also allows for the expansion of the Company’s trade receivables securitization up to a maximum of $300 million in trade receivables. The Credit Agreement continues to require that the Company maintain certain leverage and coverage ratios. As provided for in the Credit Agreement, the computations of the restrictive covenants include pro forma results of acquired businesses. As such, the amount borrowed to finance an acquisition does not reduce the Company’s borrowing capacity by a similar amount.

     Under the Credit Agreement, the Company has unsecured senior credit facilities that provide revolving credit lines of $308 million and Canadian $50 million and a term loan. As of March 31, 2005, the Company had revolving credit borrowings of approximately $136 million, Canadian $27 million (U.S. $22 million), and term loan borrowings of $96 million. The Company also had commitments under letters of credit of $33 million supported by the Credit Agreement at March 31, 2005. After considering the covenant limitations, as of March 31, 2005, the effective additional borrowing capacity under the Credit Agreement was approximately U.S. $159 million. The U.S. dollar borrowings bear interest of LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points. As of March 31, 2005, the effective interest rate on the U.S. dollar revolving credit lines, the Canadian dollar credit lines and the U.S. dollar term loan were 3.74%, 4.67% and 4.04%, respectively.

     Under the Credit Agreement, the Company’s domestic subsidiaries guarantee the U.S. borrowings and Canadian borrowings, and the Company’s foreign subsidiaries also guarantee the Canadian borrowings. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the agreement. The Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and maintains such rating for two consecutive quarters.

Medium-Term Notes

     At March 31, 2005, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2005, acquisition and other notes totaled approximately $10 million with interest rates ranging from 4% to 9%.

Senior Subordinated Notes

     At March 31, 2005, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.

     In addition to the 2004 Notes, at March 31, 2005, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount.

     The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.

Financial Instruments of the National Welders Joint Venture

     Pursuant to the requirements of FIN 46R, the Company’s Consolidated Balance Sheets at March 31, 2005 and 2004 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc.

     National Welders has a credit agreement (the “NWS Credit Agreement”) that provides for available credit up to $100 million secured by certain assets. The NWS Credit Agreement provides for a Term Loan A of $26 million, a Term Loan B of $21 million, a Term Loan C of $9 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B (See subsequent events Note 26 to the Consolidated Financial Statements) matures in July 2006 and Term Loan C matures in

September 2006. The revolving credit line matures in June 2007. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends.

     At March 31, 2005, National Welders had borrowings under its revolving credit line of $22 million, under Term Loan A of $18 million, under Term Loan B of $21 million, and under Term C of $3.5 million. Interest rates on Term Loans A, B and the revolving credit line are variable and range from LIBOR plus 150 to 225 basis points based on National Welders’ leverage ratio. At March 31, 2005, the effective interest rate for Term Loans A, B and the revolving credit line was 4.85%. Term Loan C bears a fixed interest rate of 7%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its NWS Credit Agreement of approximately $22 million at March 31, 2005.

     As of March 31, 2005, Term Loan A and the revolving credit line are secured by certain current assets, principally trade receivables and inventory, totaling $30 million, non-current assets, principally equipment, totaling $71 million, and Airgas common stock with a market value of $22 million classified as treasury stock and carried at cost of $370 thousand. Term Loan B is secured by a $21 million note receivable from the preferred stockholders of National Welders (See Subsequent events Note 26 to the Consolidated Financial Statements). In consolidation, the note receivable is presented as a reduction to the minority interest liability. Term Loan C is secured by a production facility, which had a net book value of approximately $14 million at March 31, 2005.

Interest Rate Swap Agreements

     The Company and National Welders manage exposure to changes in market interest rates. At March 31, 2005, the Company was party to a total of four interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $100 million in notional principal amount. These swap agreements require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on one-month and three-month LIBOR (average rate of 2.73% at March 31, 2005). The remaining terms of these swap agreements range from between seven months and four years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.

     On March 30, 2005, the Company terminated four variable interest rate swap agreements with a notional principal amount of $125 million. The interest rate swap agreements previously converted a corresponding amount of fixed rate medium-term notes and the senior subordinated notes due 2011 to variable rate debt. As a result of swap termination, the Company received $3.9 million in cash. The corresponding gain on the termination has been deferred and is being amortized as a reduction of interest expense over the remaining terms of the notes.

     National Welders participates in one interest rate swap agreement with a notional principal amount of $21 million on which it makes interest payments based on a fixed rate of 6.72% and receives variable interest payments from its counterparty based on a floating 30-day LIBOR rate of 2.85% at March 31, 2005 (See subsequent events Note 26 to the Consolidated Financial Statements).

     Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 61% fixed to 39% variable at March 31, 2005. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at March 31, 2005, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement expires in February 2008, but may be renewed subject to provisions contained in the agreement. During fiscal 2005, the Company sold, net of its retained interest, $2,204 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $2,177 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $190 million at March 31, 2005 and $163 million at March 31, 2004.

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $57 million and $44 million is included in “Trade receivables” in the accompanying Consolidated Balance Sheets at March 31, 2005 and 2004, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

Debt of Grantor Trust

     In October 2004, the Company used funds from its revolving credit facilities to refinance its $41 million debt obligation under a sale-leaseback arrangement with a grantor trust. Since the Company had previously consolidated the grantor trust in July 2003 in accordance with the adoption of FIN 46, there was no net change in the Company’s outstanding debt as a result of the maturity of the sale-leaseback arrangement.

Employee Benefits Trust

     Since March 1999, the Company has maintained an Employee Benefits Trust (the “Trust”) to fund certain future obligations of the Company’s employee benefit and compensation plans. From inception through 2001, the Company, pursuant to a Common Stock Purchase Agreement, sold approximately 7 million shares of common stock, previously held as treasury stock, to the Trust. The Company holds promissory notes from the Trust in the amount of common stock purchased by the trust. Shares held by the Trust serve as collateral for the promissory notes and are available to fund certain employee benefit plan obligations as the promissory notes are repaid. The shares held by the Employee Benefits Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. Approximately 1.9 million and 1.2 million shares were issued from the Employee Benefits Trust for employee benefit programs during fiscal 2005 and 2004, respectively. As of March 31, 2005, the Employee Benefits Trust held 338 thousand shares of Company common stock. The remaining shares were issued from the Trust during the first quarter of fiscal 2006 for employee stock option exercises.

Inflation

     While the U.S. inflation rate has been relatively modest for several years, rising costs continue to affect the Company’s business. The Company strives to minimize the effects of inflation through cost containment and price increases under highly competitive conditions.

OTHER

Critical Accounting Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8. “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and business insurance reserves. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2005, there were no material adjustments to the items below as a result of changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.

Trade Receivables

     The Company maintains an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts at least monthly. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. No individual customer accounts for more than 0.5% of the Company’s annual sales. Historically, the Company’s accounts receivable write-offs have generally been in the range of 0.3% to 0.6% of sales.

Inventories

     The Company’s inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory has long shelf lives and is not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. The ability of the Company to recover its cost for products in inventory can be affected by factors such as future customer demand, general market conditions and the relationship with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns approximately four times per year.

Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year or whenever indicators of impairment exist. Goodwill impairment is recognized when the carrying value of a reporting unit exceeds its “implied fair value.” Implied fair value is estimated based on a discounted cash flow analysis for each reporting unit. The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company’s analysis uses internally generated budgets and long-range forecasts, which are the same budgets and forecasts used for managing operations, awarding management bonuses and seeking alternative or additional financing. The Company’s discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs, and forecasted capital expenditures along with an estimate of the reporting unit’s terminal value (the value of the reporting unit at the end of the forecast period) to determine the implied fair value of each reporting unit. The Company’s assumptions about working capital needs and capital expenditures are based on historical experience. Terminal values reflect an assumed perpetual growth rate consistent with long-term expectations for inflation. The discount rate used to determine the present value of the estimated future cash flows is a risk adjusted rate consistent with the Company’s borrowing cost for a term equal to the forecast period.

The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. Based on the Company’s October 31, 2004 assessment, it is unlikely that such changes would result in the recognition of goodwill impairment in the Company’s reporting units.

Business Insurance Reserves

     The Company has insurance programs to cover workers’ compensation, business automobile, general and products liability. The insurance programs have self-insured retention of $500 thousand per occurrence and an annual aggregate limit of $1.7 million ($2.2 million in fiscal 2006) of claims in excess of $500 thousand. The Company reserves for its self-insured retention based on individual claim evaluations performed by a qualified third party administrator. The third party administrator establishes loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed,” through actuarial computations, to reflect the expected ultimate loss for the known claims, as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns, insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s self-insurance retention are evaluated monthly. Semi-annually, the Company obtains a third party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers compensation laws, and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s self-insured retention. Accordingly, the ultimate resolution of open claims may be for amounts more or less than the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Historically, business insurance expense has generally been in the range of 0.8% to 1.2% of sales.

Contractual Obligations and Off-Balance Sheet Arrangements

     The following table presents the Company’s contractual obligations and off-balance sheet arrangements as of March 31, 2005:

(In thousands)		Payments Due by Period
Contractual and Off-Balance		Less than	1 to 3	3 to 5	More than
Sheet Obligations	Total	1 year	years	years	5 years
Obligations reflected on the March 31, 2005 Balance Sheet:
Long-term debt (1)	$808,583	$6,948	$163,473	$261,129	$377,033
Estimated interest payments on long-term debt (2)	281,700	51,700	84,300	74,700	71,000
Estimated payments on interest rate swap agreements (3)	3,000	1,500	1,000	500	—
Contingent consideration (4)	25,000	25,000	—	—	—
Off-balance sheet obligations as of March 31, 2005:
Operating leases (5)	170,533	50,118	70,181	35,710	14,524
Trade receivables securitization (6)	189,900	—	189,900	—	—
Estimated discount on securitization (7)	17,800	6,100	11,700	—	—
Letters of credit (8)	32,752	32,752	—	—	—
Purchase obligations:
Liquid bulk gas supply agreements (9)	728,958	61,000	122,000	122,000	423,958
Liquid carbon dioxide supply agreements (10)	134,642	15,183	21,722	15,372	82,365
Other purchase commitments (11)	9,261	7,578	1,511	172	—
Total	$2,402,129	$257,879	$665,787	$509,583	$968,880

(1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2005. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. See Note 10 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the expected outstanding principal in each period presented and interest rates as of March 31, 2005. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on interest rates as of March 31, 2005. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

(4)	The purchase price for the BOC acquisition included contingent consideration of $25 million. The contingent portion of the purchase price is based on the Company achieving certain financial targets and is due to be paid on or about November 15, 2005.

(5)	The Company’s operating leases include approximately $85 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $11 million related to its leased vehicles.

(6)	The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement expires in February 2008, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, eligible trade receivables are sold to two commercial banks through a bankruptcy-remote special purpose entity. Proceeds received from the sale of receivables were used by the Company to reduce its borrowings on its revolving credit facilities. The securitization agreement is a form of off-balance sheet financing. Also see Note 13 to the Consolidated Financial Statements.

(7)	The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market interest rates. The estimated discount in future periods is based on receivables sold and interest rates as of March 31, 2005. The actual discount recognized in future periods may differ materially from those presented above based on actual amounts of receivables sold and market rates.

(8)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims and acquisition notes. The letters of credit are supported by the Company’s revolving credit facility.

(9)	In connection with the Air Products acquisition, the Company entered into a 15-year take-or-pay supply agreement, expiring September 1, 2017, under which Air Products will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the new BOC supply agreement noted below. Additionally, the Company has commitments to purchase helium under the terms of the supply agreement. Based on the volume of fiscal 2005 purchases, the Air Products supply agreement represents approximately $45 million in annual liquid bulk gas purchases. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2005 purchases.

In July 2004, the Company entered into a 15-year take-or-pay supply agreement with BOC to purchase nitrogen, argon and helium. The agreement was entered into in conjunction with the July 2004 acquisition of BOC’s U.S. packaged gas business. The agreement will expire in July 2019. The new BOC agreement represents approximately $16 million in annual bulk gas purchases.

Both the Air Products and BOC supply agreements contain market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(10)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide. The aggregate obligations under the supply agreements represent approximately 20% of the Company’s annual carbon dioxide requirements. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2005 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(11)	Other purchase commitments primarily include property, plant and equipment expenditures.

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R, Share Based Payment, as an amendment to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires that grants of employee stock options, including shares expected to be purchased under employee stock purchase plans, to be recognized as compensation expense based on their fair values. SFAS 123R is effective for all annual periods beginning after December 15, 2005. Therefore, SFAS 123R will be effective for the Company as of April 1, 2006. The Company is currently evaluating the impact of SFAS 123R on its results of operations, financial position, and liquidity. The Company has not yet determined which fair-value method and transitional provision it will adopt. See Note 15 to the Consolidated Financial Statements for the pro-forma effect on net earnings and earnings per share for each of the years in the three year period ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation.

     In November 2004, the FASB issued SFAS 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151, which the Company is required to adopt as of April 1, 2006, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This concept requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. Since the Company performs limited manufacturing, the Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations, financial position or liquidity.

     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company is required to adopt SFAS 153 as of April 1, 2006. The Company is currently evaluating the impact, if any, that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition.

     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. In December 2004 responding to the AJCA, the FASB issued Staff Position 109-1, Tax Deduction on Qualified Production Activities Provided by the AJCA, (“FSP 109-1”) and FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with in the AJCA, (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109, Accounting for Income Taxes, and not as a tax rate reduction. FSP 109-1 is effective for the Company beginning in fiscal 2006 and will have a minimal effect on the Company’s results of operations, financial position or liquidity. FSP 109-2 provides guidance on accounting for a special one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The AJCA provided an election to apply this provision and repatriate qualifying earnings in either fiscal 2005 or fiscal 2006. The Company has evaluated the effects of the repatriation provision and has concluded that it will not repatriate foreign earnings under the AJCA.

     On June 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the anticipation of further expansion of the industrial economy in fiscal 2006; the Company’s estimate of fiscal 2006 net earnings of $1.43 to $1.50 per diluted share; the Company’s estimate that net earnings in the fiscal 2006 first quarter will be $0.33 to $0.36 per diluted share; the Company’s belief that fiscal 2006 will be another productive year with new challenges and opportunities; the identification of acquisition candidates; the completion of acquisitions during fiscal 2006 and their contribution to sales growth; the Company’s belief that it is in the middle of a traditional economic recovery cycle; the successful completion of the integration of the BOC acquisition in the first half of fiscal 2006; the attainment by fiscal 2008 of certain long-term financial goals, including achieving annual sales of $3 billion and operating margins of 10% to 11% of sales; the focus on products and markets that will grow at a faster rate than the overall economy; the Company’s expectation that the gross profit margin will rise in fiscal 2006 reflecting the full impact of the price increases as well as continued gas volume growth; the Company’s belief that, if a contractual arrangement with any supplier of gases, raw materials or hardgoods was terminated, it would be able to locate alternative sources of supply without disruption of service; the Company’s belief that the minimum product purchases under its liquid bulk gas and carbon dioxide supply agreements are well within the Company’s normal product purchases; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $1 million; the Company’s expectation that the weighted average number of shares outstanding will increase 2% to 3% per year; the Company’s estimate that fiscal 2006 capital spending will approximate 5% of sales; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the ability to contain costs and/or pass-on cost increases to customers in an inflationary environment; the Company’s belief that future goodwill impairment would be unlikely despite changes in the assumptions utilized in the annual impairment analysis; the Company’s estimates of purchase commitments associated with product supply agreements; and the performance of counterparties under interest rate swap agreements.

     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic sales initiatives and/or price increases; the Company’s inability to identify products and markets that will grow at a faster rate than the overall economy; the Company’s inability to control the sales mix of gas and rent versus hardgoods; the inability to obtain alternative supply sources to adequately meet customer demand; the inability to take delivery of minimum product purchases under the liquid bulk gas and liquid carbon dioxide supply agreements; rising product costs and the inability to pass those costs on to customers and the impact on gross profit margin; the Company’s inability to control operating expenses and the potential impact of higher operating expenses in future periods; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR and/or changes in the Company’s credit rating; disruption to the Company’s business from integration problems associated with acquisitions; capital spending in fiscal 2006 that is higher or lower than 5% of sales; a lack of available cash flow necessary to pay future dividends; higher numbers of shares issued under employee benefit programs and their effect on weighted average shares outstanding; actual earnings in the first quarter of fiscal 2006 and/or in fiscal 2006 falling outside the Company’s range of estimates; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures and current debt maturities; the inability to identify acquisition candidates; the inability of the Company to attain its long-term financial goals by fiscal 2008; defaults by counterparties under interest rate swap agreements; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; future goodwill impairment due to changes in assumptions used in the annual impairment analysis; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing agreements, the Company’s ratio of fixed to variable rate debt was 61% to 39% at March 31, 2005. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of March 31, 2005. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
								Fair
(In millions)	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed Rate Debt:
Medium-term notes	$—	$100	$—	$—	$—	$—	$100	$104
Interest expense	$8	$4	$—	$—	$—	$—	$12
Average interest rate	7.75%	7.75%

Acquisition and other notes	$1	$—	$1	$—	$7	$1	$10	$10
Interest expense	$.7	$.5	$.4	$.4	$.3	$—	$2.3
Average interest rate	7.76%	5.60%	5.62%	5.64%	5.94%	8.50%

Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$225	$225	$245
Interest expense	$21	$21	$21	$21	$21	$31	$136
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$150
Interest expense	$9	$9	$9	$9	$9	$40	$85
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Term loan C	$2	$2	$—	$—	$—	$—	$4	$4
Interest expense	$.2	$.1	$—	$—	$—	$—	$.3
Interest rate	7.00%	7.00%

	Fiscal Year of Maturity
								Fair
(In millions)	2006	2007	2008	2009	2010	Thereafter	Total	Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$158	$—	$158	$158
Interest expense	$6	$6	$6	$6	$5	$—	$29
Interest rate (a)	3.87%	3.87%	3.87%	3.87%	3.87%

Term Loan	$15	$15	$15	$21	$30	$—	$96	$96
Interest expense	$4	$3	$2	$2	$1	$—	$12
Interest rate (a)	4.04%	4.04%	4.04%	4.04%	4.04%

National Welders:
Revolving credit facility	$—	$—	$22	$—	$—	$—	$22	$22
Interest expense	$1	$1	$.2	$—	$—	$—	$2.2
Interest rate (a)	4.85%	4.85%	4.85%

Term loan A	$3	$3	$12	$—	$—	$—	$18	$18
Interest expense	$.8	$.7	$.1	$—	$—	$—	$1.6
Interest rate (a)	4.85%	4.85%	4.85%

Term loan B	$—	$21	$—	$—	$—	$—	$21	$21
Interest expense	$1	$.3	$—	$—	$—	$—	$1.3
Interest rate (a)	4.85%	4.85%

	Fiscal Year of Maturity
								Fair
(In millions)	2006	2007	2008	2009	2010	Thereafter	Total	Value

Interest Rate Swaps :
US $ denominated Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$50	$—	$—	$—	$50	$—	$100	$(1)
Swap payments/(receipts)	$.7	$.4	$.4	$.4	$.1	$—	$2
Variable Receive rate = 2.73% (3-month LIBOR)
Weighted average pay rate = 3.59%

National Welders:
Interest Rate Swap:
1 Swap Receive Variable/Pay Fixed
Notional amount	$—	$21	$—	$—	$—	$—	$21	$1
Swap payments/(receipts)	$.8	$.2	$—	$—	$—	$—	$1
Variable receive rate = 2.85% (30-day LIBOR)
Weighted average pay rate= 6.72%

Other Off-Balance Sheet LIBOR-based agreements:
Trade receivable securitization (b)	$—	$—	$190	$—	$—	$—	$190	$190
Discount on securitization	$6	$6	$6	$—	$—	$—	$18

(a) The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of March 31, 2005. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of March 31, 2005.

(b) The agreement expires in February 2008, but is subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2005, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

Foreign Currency Rate Risk

     Canadian subsidiaries of the Company are funded with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-55 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an assessment, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclose.

(b) Management’s Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2005, the Company’s internal controls over financial reporting were effective. (See Management’s Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, herein). Management’s assessment, however, does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”), which contributed approximately 7% of consolidated net sales and 10% of consolidated assets. The system of internal control over financial reporting of National Welders, which has been consolidated by the Company since the December 31, 2003 adoption of FIN 46, Consolidation of Variable Interest Entities, is the responsibility of National Welder’s management. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders. Accordingly, management’s assessment of internal control has been limited to the system of internal control of Airgas, Inc. and its subsidiaries. Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting, as of March 31, 2005, has been audited by KPMG LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

(c) Changes in Internal Control

     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     On May 19, 2005, the Governance and Compensation Committee of the Board of Directors of the Company established the performance criteria, performance targets and specific target awards for each of the participants (expressed as a percentage of his or her base salary) for fiscal 2006 for the Company’s executive officers under the 2004 Executive Bonus Plan (the “Bonus Plan”). The Committee determined that, except with respect to the Division Presidents, 50% of the awards will be based on the Company’s attainment of specified targets relating to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), 15% will be payable based on the Company’s attainment of specified targets relating to the Company’s gross profit and 15% will be payable based on the Company’s attainment of specified targets relating to return on capital. With respect to the Division Presidents’ awards, 10% will be based on the Company’s attainment of overall EBITDA, 50% will be based on the attainment of EBITDA by the Division President’s operating companies, 15% will be based on the attainment of gross profits by the Division President’s operating companies and 15% will be based on the attainment of return on average capital employed by the Division President’s operating companies. In addition to the bonuses paid under the Bonus Plan, 20% of the executives’ bonus (10% with respect to the Division Presidents) will be based on individual performance. The Bonus Plan was previously attached as Appendix C to the Company’s 2003 proxy statement and is filed as Exhibit 10.14 hereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The biographical information of the Company’s directors appearing in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference. Biographical information relating to the Company’s executive officers set forth in Item 1 of Part I of this Form 10-K Report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under “Board of Directors and Committees,” “Executive Compensation” and “Certain Transactions” appearing in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth in the section headed “Security Ownership” appearing in the Company’s Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth in the Proxy Statement under the section “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

     The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Accountants” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2):

     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

3.2	Airgas, Inc. By-Laws Amended and Restated through August 2, 1999. (Incorporated by reference to Exhibit 3 to the Company’s September 30, 1999 Quarterly Report on Form 10-Q).

4.1	Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2001 Quarterly Report on Form 10-Q).

4.2	First Amendment, dated December 31, 2001, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2001 Quarterly Report on Form 10-Q).

4.3	Second Amendment, dated August 20, 2002, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.3 to the Company’s March 31, 2003 Report on Form 10-K).

4.4	Third Amendment, dated May 2, 2003, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4.4 to the Company’s March 31, 2003 Report on Form 10-K).

4.5	Fourth Amendment, dated February 6, 2004, to the Tenth Amended and Restated Credit Agreement dated as of July 30, 2001 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Agent and Canadian Imperial Bank of Commerce as Canadian Agent. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 2003 Quarterly Report on Form 10-Q).

Exhibit No.	Description
4.6	The Eleventh Amended and Restated Credit Agreement dated as of January 14, 2005 among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A. as U.S. Administration Agent and The Bank of Nova Scotia as Canadian Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2004 Quarterly Report on Form 10-Q).

4.7	Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.8	Form of Airgas, Inc. Medium-Term Note (Fixed Rate). (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.9	Form of Airgas, Inc. Medium-Term Note (Floating Rate). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.10	Indenture, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, related to the 9.125% Senior Subordinated Notes due 2011 (including exhibits). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.11	Exchange and Registration Rights Agreement, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 9.125% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.12	Indenture, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statementj on Form S-4 No. 333-114499 dated April 15, 2004).

4.13	Exchange and Registration Rights Agreement, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

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

4.14	Rights Agreement, dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Right Certificate. (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-A filed on April 28, 1997).

Exhibit No.	Description
4.15	First Amendment, dated November 12, 1998, to the Rights Agreement dated as of April 1, 1997, between Airgas, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 1998 Quarterly Report on Form 10-Q).

*10.1	Amended and Restated 1984 Stock Option Plan, as amended effective May 22, 1995. (Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.2	1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995. (Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.3	2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-69214 dated September 10, 2001).

*10.4	2003 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-107872 dated August 12, 2003).

*10.5	Joint Venture Agreement dated June 28, 1996 between Airgas, Inc. and National Welders Supply Company, Inc. and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas (Incorporated by reference to Exhibit 2.1 to the Company’s June 28, 1996 Report on Form 8-K).

*10.6	Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland. (Incorporated by reference to Exhibit 10.9 to the Company’s March 31, 1997 Report on Form 10-K).

*10.7	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q).

*10.8	1997 Directors’ Stock Option Plan as amended on May 25, 2004, and approved by the Company’s stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy statement on Form DEF14A dated June 28, 2004.)

*10.9	Employee Benefits Trust Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, which includes as Exhibit 1 thereto the Common Stock Purchase Agreement, dated March 30, 1999, between Airgas, Inc. and First Union National Bank, as Trustee, and Exhibit 2 thereto the Promissory Note, dated March 31, 1999, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 1999 Report on Form 10-K).

*10.10	Employee Benefits Trust Amendment Letter, dated March 7, 2000, between Airgas, Inc. and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 10.13 to the Company’s March 31, 2000 Report on Form 10-K).

Exhibit No.	Description
*10.11	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

*10.12	Change of Control Agreement between Airgas, Inc. and Peter McCausland dated March 17, 1999. Nine other Executive Officers are parties to substantially identical agreements.

*10.13	Separation Agreement and General Release of All Claims between Airgas, Inc. and Glenn M. Fischer effective as of January 14, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2005).

*10.14	Airgas, Inc. 2004 Executive Bonus Plan.

11	Statement re: computation of earnings per share.

12	Statement re: computation of the ratio of earnings to fixed charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan required to be filed by Item 14(c) of this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas, Inc. (Registrant)
By:	/s/ Peter McCausland

Peter McCausland
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter McCausland	Director, Chairman of the Board,	June 13, 2005
President and Chief Executive Officer
(Peter McCausland)

/s/ Roger F. Millay	Senior Vice President and	June 13, 2005
Chief Financial Officer
(Roger F. Millay)	(Principal Financial Officer)

/s/ Robert M. McLaughlin	Vice President and Controller	June 13, 2005
(Principal Accounting Officer)
(Robert M. McLaughlin)

/s/ William O. Albertini	Director	June 13, 2005

(William O. Albertini)

/s/ W. Thacher Brown	Director	June 13, 2005

(W. Thacher Brown)

/s/ James W. Hovey	Director	June 13, 2005

(James W. Hovey)

Signature	Title	Date

/s/ Richard C. Ill	Director	June 13, 2005

(Richard C. Ill)

/s/ Paula A. Sneed	Director	June 13, 2005

(Paula A. Sneed)

/s/ David M. Stout	Director	June 13, 2005

(David M. Stout)

/s/ Lee M. Thomas	Director	June 13, 2005

(Lee M. Thomas)

/s/ Robert L. Yohe	Director	June 13, 2005

(Robert L. Yohe)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas East, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Muller	President and Director	June 13, 2005
(Principal Executive Officer)
(James A. Muller)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 13, 2005

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Great Lakes, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Ziegler	President and Director	June 13, 2005
(Principal Executive Officer)
(Michael Ziegler)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 13, 2005

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Mid America, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Hilliard	President and Director	June 13, 2005
(Principal Executive Officer)
(Robert Hilliard)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/Principal
Accounting Officer)
(Robert M. McLaughlin)

/s/ B. Shaun Powers	Director	June 13, 2005

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas North Central, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Stark	President and Director	June 13, 2005
(Principal Executive Officer)
Ronald Stark)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/Principal Accounting Officer)
(Robert M. McLaughlin)

/s/ B. Shaun Powers	Director	June 13, 2005

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas South, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Sullivan	President and Director	June 13, 2005
(Principal Executive Officer)
(Jay Sullivan)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 13, 2005

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Gulf States, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry B. Coker, III	President and Director	June 13, 2005
(Principal Executive Officer)
(Henry B. Coker, III)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 13, 2005

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Mid South, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Duvall	President and Director	June 13, 2005
(Principal Executive Officer)
(Michael Duvall)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 13, 2005

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Intermountain, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Tatro	President and Director	June 13, 2005
(Principal Executive Officer)
(Daniel L. Tatro)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 13, 2005

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Nor Pac, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Clemens	President and Director	June 13, 2005
(Principal Executive Officer)
(Mark Clemens)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 13, 2005

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Northern California & Nevada, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. McCarthy	President and Director	June 13, 2005
(Principal Executive Officer)
(James D. McCarthy)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 13, 2005

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Southwest, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Sparks	President and Director	June 13, 2005
(Principal Executive Officer)
(Brent Sparks)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 13, 2005

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas West, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Max D. Hooper	President and Director	June 13, 2005
(Principal Executive Officer)
(Max D. Hooper)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ Alfred B. Crichton	Director	June 13, 2005

(Alfred B. Crichton)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Safety, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Carlino	President and Director	June 13, 2005
(Principal Executive Officer)
(Don Carlino)

/s/ Michael L. Molinini	Director	June 13, 2005

(Michael L. Molinini)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Rutland Tool & Supply Co., Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glen Irving	President and Director	June 13, 2005
(Principal Executive Officer)
(Glen Irving)

/s/ Michael L. Molinini	Director	June 13, 2005

(Michael L. Molinini)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Carbonic, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip J. Filer	President and Director	June 13, 2005
(Principal Executive Officer)
(Philip J. Filer)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Specialty Gases, Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Russo	President and Director	June 13, 2005
(Principal Executive Officer)
(William Russo)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Nitrous Oxide Corp. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Schulte	President and Director	June 13, 2005
(Principal Executive Officer)
(Ted Schulte)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

/s/ B. Shaun Powers	Director	June 13, 2005

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Red-D-Arc Inc. (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch M. Imielinski	President and Director	June 13, 2005
(Principal Executive Officer)
(Mitch M. Imielinski)

/s/ Robert M. McLaughlin	Vice President and Director	June 13, 2005
(Principal Financial Officer/Principal Accounting Officer)
(Robert M. McLaughlin)

/s/ B. Shaun Powers	Director	June 13, 2005

(B. Shaun Powers)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

ATNL, Inc. (Registrant)
By:	/s/ Melanie Andrews

Melanie Andrews
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melanie Andrews	President	June 13, 2005
(Principal Executive Officer/
(Melanie Andrews)	Principal Financial Officer/Principal Accounting Officer)

/s/ Robert M. McLaughlin	Director	June 13, 2005

(Robert M. McLaughlin)

/s/ Joseph C. Sullivan	Director	June 13, 2005

(Joseph C. Sullivan)

/s/ Peter Campbell	Director	June 13, 2005

(Peter Campbell)

Director

(Gordon W. Stewart)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2005

Airgas Data, LLC (Registrant)
By:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carey M. Verger	President and Member	June 13, 2005
(Principal Executive Officer)
(Carey M. Verger)

/s/ Robert M. McLaughlin	Vice President	June 13, 2005
(Principal Financial Officer/
(Robert M. McLaughlin)	Principal Accounting Officer)

AIRGAS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

     All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY

     Management of Airgas, Inc. and subsidiaries (the “Company”) has prepared and is responsible for the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The statements are prepared in conformity with U.S. generally accepted accounting principles. The financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.

     Management maintains a system of internal control, which includes internal control over financial reporting, at each business unit. However, this system of internal control does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc (“National Welders”). As disclosed in Note 16 to the accompanying financial statements, National Welders is a joint venture formed in 1996 that has been consolidated since the Company adopted FIN 46R, Consolidation of Variable Interest Entities, on December 31, 2003. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders. The Company’s system of internal control is designed to provide reasonable assurance that records are maintained in reasonable detail to properly reflect transactions and permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, that transactions are executed in accordance with management’s and the Board of Director’s authorization, and that unauthorized transactions are prevented or detected on a timely basis such that they could not materially affect the financial statements. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires estimates and judgment by management.

     Management has evaluated the effectiveness of the Company’s internal control over financial reporting, as of March 31, 2005, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s Report on Internal Control Over Financial Reporting, which does not extend to the internal control of National Welders, is included herein. KPMG LLP, an Independent Registered Public Accounting Firm, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as the Company’s financial statements. The Reports of Independent Registered Public Accounting Firm, which expresses opinions on both management’s assessment of the Company’s internal control over financial reporting and the fair presentation of the Company’s financial position at March 31, 2005 and 2004 and the results of operations and cash flows for the three-year period ended March 31, 2005, appear herein.

     The Audit Committee of the Board of Directors, consisting solely of independent Directors, meets regularly (jointly and separately) with the Independent Registered Public Accounting Firm, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.

Airgas, Inc.

/s/ Peter McCausland	/s/ Roger F. Millay

Peter McCausland	Roger F. Millay
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

June 13, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This responsibility, however, does not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”), which represented approximately 7% of net sales and 10% of assets. The system of internal control over financial reporting of National Welders, which has been consolidated by the Company since the December 31, 2003 adoption of FIN 46R, Consolidation of Variable Interest Entities, is the responsibility of National Welders’ management. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders and the Company does not, in practice, have the ability to assess those controls. Accordingly, management’s assessment of internal control has been limited to the system of internal control of Airgas, Inc. and its subsidiaries.

     Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2005, the Company’s internal control over financial reporting was effective. KPMG LLP, an Independent Registered Public Accounting Firm, as stated in their report, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005.

Airgas, Inc.

/s/ Peter McCausland	/s/ Roger F. Millay

Peter McCausland	Roger F. Millay
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Airgas, Inc.:

     We have audited the consolidated financial statements of Airgas, Inc. and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities effective December 31, 2003.

/s/ KPMG LLP
Philadelphia, Pennsylvania
June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Airgas, Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing herein, that Airgas, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Management’s assessment did not extend to the Company’s consolidated affiliate, National Welders Supply Company, Inc. (National Welders), which has been consolidated by the Company in accordance with FIN 46R, Consolidation of Variable Interest Entities. National Welders’ total net sales and assets represent 7% and 10% respectively of the related consolidated amounts as of and for the year ended March 31, 2005. Although the Company does receive audited financial statements for National Welders, the joint venture agreement does not permit the Company to dictate, modify or assess the effectiveness of the internal controls of National Welders and the Company does not have the ability in practice to assess those controls. Our audit of internal control over financial reporting of Airgas, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of National Welders.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airgas, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended March 31, 2005, and the related financial statement schedule, and our report dated June 13, 2005, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Philadelphia, Pennsylvania
June 13, 2005

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
(In thousands, except per share amounts)	2005	2004	2003
Net Sales	$2,411,409	$1,895,468	$1,786,964

Costs and Expenses
Cost of products sold (excluding depreciation expense)	1,179,045	908,681	850,316
Selling, distribution and administrative expenses	917,547	731,827	698,228
Depreciation	106,120	82,567	73,482
Amortization (Note 8)	5,464	5,389	6,362
Special charges (recoveries), net (Note 4)	—	(776)	2,694

Total costs and expenses	2,208,176	1,727,688	1,631,082

Operating Income	203,233	167,780	155,882

Interest expense, net (Note 17)	(51,245)	(42,357)	(46,375)
Discount on securitization of trade receivables (Note 13)	(4,711)	(3,264)	(3,326)
Other income (expense), net	1,136	1,473	439

Earnings before income taxes, minority interest and equity earnings	148,413	123,632	106,620

Income taxes (Note 18)	(54,583)	(47,353)	(41,199)
Minority interest in earnings of consolidated affiliate	(1,808)	(452)	—
Equity in earnings of unconsolidated affiliate	—	4,365	2,684

Net Earnings	$92,022	$80,192	$68,105

Basic earnings per share	$1.23	$1.10	$0.97

Diluted earnings per share	$1.20	$1.07	$0.94

Weighted average shares outstanding:
Basic (Note 5)	74,900	72,800	70,500

Diluted (Note 5)	77,000	74,700	72,300

Comprehensive income	$97,197	$82,488	$69,204

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands)	2005	2004
ASSETS
Current Assets
Cash	$32,640	$25,062
Trade receivables, less allowances for doubtful accounts of $11,108 in 2005 and $7,294 in 2004 (Note 13)	148,834	107,013
Inventories, net (Note 6)	221,609	170,300
Deferred income tax asset, net (Note 18)	26,263	25,519
Prepaid expenses and other current assets	36,911	28,463

Total current assets	466,257	356,357

Plant and equipment at cost (Note 7)	1,971,218	1,654,187
Less accumulated depreciation	(701,876)	(620,261)

Plant and equipment, net	1,269,342	1,033,926

Goodwill (Note 8)	511,196	504,207
Other intangible assets, net (Note 8)	16,507	19,733
Other non-current assets	28,561	46,383

Total assets	$2,291,863	$1,960,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$143,208	$114,303
Accrued expenses and other current liabilities (Note 9)	183,132	147,088
Current portion of long-term debt (Note 10)	6,948	6,140

Total current liabilities	333,288	267,531

Long-term debt, excluding current portion (Note 10)	801,635	682,698
Deferred income tax liability, net (Note 18)	282,186	253,529
Other non-current liabilities	24,391	28,756
Minority interest in affiliate (Note 16)	36,191	36,191
Commitments and contingencies (Note 22)

Stockholders’ Equity (Note 14)
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding in 2005 and 2004	—	—
Common stock, par value $0 01 per share, 200,000 shares authorized, 77,467 and 77,159 shares issued in 2005 and 2004, respectively	775	772
Capital in excess of par value	257,042	233,574
Retained earnings	560,056	481,677
Accumulated other comprehensive income (loss)	2,609	(2,566)
Treasury stock, 1,356 and 1,470 common shares at cost in 2005 and 2004, respectively	(3,765)	(4,658)
Employee benefits trust, 338 and 2,241 common shares at cost in 2005 and 2004, respectively	(2,545)	(16,898)

Total stockholders’ equity	814,172	691,901

Total liabilities and stockholders’ equity	$2,291,863	$1,960,606

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2005, 2004 and 2003
	Shares of				Accumulated
	Common		Capital in		Other		Employee	Compre-
	Stock $0.01	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands)	Par Value	Stock	Par Value	Earnings	Income (Loss)	Stock	Trust	Income
Balance – March 31, 2002	75,192.9	$752	$198,500	$345,181	$(4,401)	$(4,289)	$(32,657)

Net earnings				68,105				$68,105
Foreign currency translation adjustment					715			715
Shares issued in connection with stock options exercised (Note 15)	1,180.1	12	9,081				754
Tax benefit associated with exercise of stock options			5,845
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 14)			2,849				6,102
Net change in fair value of interest rate swap agreements (Note 12)					565			565
Net tax benefit of comprehensive income items					(181)			(181)

Balance – March 31, 2003	76,373.0	$764	$216,275	$413,286	$(3,302)	$(4,289)	$(25,801)	$69,204

Net earnings				80,192				80,192
Foreign currency translation adjustment					1,573			1,573
Shares issued in connection with stock options exercised (Note 15)	786.0	8	8,395				4,728
Tax benefit associated with exercise of stock options			6,190
Airgas common stock owned by National Welders (Note 14)						(369)
Dividends paid on common stock ($0.16 per share) (Note 14)				(11,801)
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 14)			2,714				4,175
Net change in fair value of interest rate swap agreements (Note 12)					1,964			1,964
Consolidation of National Welders’ interest rate swap agreement, net of cumulative tax benefit					(1,560)
Net tax expense of comprehensive income items					(1,241)			(1,241)

Balance – March 31, 2004	77,159.0	$772	$233,574	$481,677	$(2,566)	$(4,658)	$(16,898)	$82,488

Net earnings				92,022				92,022
Foreign currency translation adjustment					2,314			2,314
Shares issued in connection with stock options exercised (Note 15)	308.0	3	10,278				10,095
Shares issued from treasury stock associated with warrants exercised			(893)			893
Dividends paid on common stock ($0.18 per share) (Note 14)				(13,643)
Tax benefit associated with exercise of stock options and warrants			8,435
Shares issued from Employee Benefits Trust for Employee Stock Purchase Plan (Note 14)			5,648				4,258
Net change in fair value of interest rate swap agreements (Note 12)					2,894			2,894
Net change in fair value of National Welders’ interest rate swap agreement					1,583			1,583
Net tax expense of comprehensive income items					(1,616)			(1,616)

Balance – March 31, 2005	77,467.0	$775	$257,042	$560,056	$2,609	$(3,765)	$(2,545)	$97,197

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$92,022	$80,192	$68,105
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	106,120	82,567	73,482
Amortization	5,464	5,389	6,362
Deferred income taxes	31,853	23,172	8,655
Equity in earnings of unconsolidated affiliates	—	(4,365)	(2,684)
(Gain)/loss on divestitures	(360)	—	241
Gain on sales of plant and equipment	(321)	(837)	(257)
Minority interest in earnings	1,808	452	—
Stock issued for employee stock purchase plan	9,907	6,889	8,951
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	27,300	3,700	24,900
Trade receivables, net	(39,583)	(15,901)	(8,316)
Inventories, net	(32,356)	(5,586)	4,675
Prepaid expenses and other current assets	(8,149)	10,146	17,718
Accounts payable, trade	27,984	20,845	2,884
Accrued expenses and other current liabilities	(574)	4,687	(8,021)
Other long-term assets	3,387	1,754	2,548
Other long-term liabilities	(2,185)	(2,425)	(3,280)

Net cash provided by operating activities	222,317	210,679	195,963

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(167,977)	(93,749)	(67,969)
Proceeds from sale of plant and equipment	5,361	5,347	4,260
Proceeds from divestitures	828	—	3,167
Business acquisitions, holdbacks, and other settlements of acquisition related liabilities	(191,820)	(34,907)	(27,216)
Management fees from unconsolidated affiliate	—	724	943
Other, net	171	(1,369)	(1,719)

Net cash used in investing activities	(353,437)	(123,954)	(88,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	621,450	414,297	248,961
Repayment of debt	(494,684)	(485,004)	(367,356)
Financing costs	(2,531)	(2,737)	—
Termination of interest rate hedge	3,948	—	—
Minority interest	(1,808)	(452)	—
Exercise of stock options	20,374	13,130	9,847
Dividends paid to stockholders	(13,643)	(11,801)	—
Cash overdraft	5,592	(10,516)	(1,955)

Net cash provided by (used in) financing activities	138,698	(83,083)	(110,503)

CHANGE IN CASH	$7,578	$3,642	$(3,074)
Cash – Beginning of year	25,062	21,420	24,494

Cash – End of year	$32,640	$25,062	$21,420

For supplemental cash flow disclosures see Note 23.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of the Business

     Airgas, Inc. and subsidiaries (the “Company”) is the largest U.S. distributor of industrial, medical and specialty gases (delivered in “packaged” or cylinder form), process chemicals, and welding, safety and related products (“hardgoods”). The Company also produces dry ice, liquid carbon dioxide, nitrous oxide and specialty gases for distribution throughout the United States. The Company was founded in 1982 and became publicly traded on the New York Stock Exchange in 1986.

(b) Basis of Presentation

     The consolidated financial statements include the accounts of Airgas, Inc. and subsidiaries, as well as the Company’s consolidated affiliate, National Welders Supply Company, Inc. (“National Welders”) (see Notes 2 and 16). Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation.

     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with U.S. generally accepted accounting principles. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, plant and equipment, goodwill, other intangible assets, business insurance reserves and loss contingencies. Actual results could differ from those estimates.

(c) Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The reclassifications include the presentation of depository cash, cash overdrafts, minority interest and equity in earnings of unconsolidated affiliates. The Company has changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. In the current presentation, depository cash and cash overdrafts are presented on a gross basis. Accordingly, the Statement of Cash Flows for each year presented also reflects the change in presentation and reconciles to the change in cash on the balance sheet. The Company adopted the current presentation as it is the practice among most companies and is more transparent.

     Minority interest and equity earnings recognized in prior periods related to the Company’s joint venture affiliate National Welders were reclassified from elements of earnings before income taxes to be presented net of tax below income tax expense.

(d) Cash and Cash Overdraft

     On a daily basis, all available funds are swept from depository accounts into a concentration account and used to repay debt under the Company’s revolving credit facilities. Cash principally represents the balance of customer checks that have not yet cleared through the banking system and become available to be swept into the concentration account, and deposits made subsequent to the daily cash sweep. The Company does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts represent the balance of outstanding checks and are classified with other current liabilities. There are no compensating balance requirements or other restrictions on the transfer of cash associated with the Company’s depository accounts.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

(e) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 86% and 85% of the inventories at March 31, 2005 and 2004, respectively. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.

(f) Plant and Equipment

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

(g) Goodwill, Other Intangible Assets and Deferred Financing Costs

     Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year. As of October 31, 2004 and 2003, the Company’s annual assessment of each of its reporting units indicated that goodwill was not impaired.

     Other intangible assets primarily include non-competition agreements and customer lists resulting from business acquisitions. Both non-competition agreements and customer lists are valued using third-party appraisals and are amortized using the straight-line method over their estimated useful lives, which range from 2 to 11 years. The Company assesses the recoverability of other intangible assets by determining whether the amortization of the asset balance can be recovered through projected undiscounted future cash flows of the related business over its remaining life.

     Financing costs related to the issuance of long-term debt are deferred and recognized in other long-term assets. Deferred financing costs are amortized as interest expense over the term of the related debt instrument.

(h) Commitments and Contingencies

     The Company’s policy is to accrue estimated legal fees to defend the Company through the resolution of outstanding litigation when probable and reasonably estimable. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.

     The Company maintains business insurance programs with self-insured retention, which covers workers’ compensation, business automobile and general product liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.

(i) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

(j) Foreign Currency Translation

     The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders’ equity as a component of “Accumulated other comprehensive income (loss).” Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.

(k) Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries throughout North America. Credit terms granted to customers are generally net 30 days.

(l) Financial Instruments

     In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with SFAS 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and 138, the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable.

     The carrying amounts for trade receivables and accounts payable approximate fair value based on the short-term maturity of these financial instruments.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

(m) Employee Benefits Trust

     The Company maintains an Employee Benefits Trust to fund future obligations of the Company’s employee benefit and compensation plans. Shares are purchased by the Employee Benefits Trust from the Company at fair market value and are reflected as a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets under the caption “Employee benefits trust.” Shares are transferred from the Employee Benefits Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the trust. The satisfaction of compensation and employee benefit plan obligations is based on the fair value of shares transferred. Differences between the original cost of the shares to the Employee Benefits Trust and the fair market value of shares transferred are charged or credited to capital in excess of par value.

(n) Revenue Recognition

     Revenue from sales of gases and hardgoods products is recognized when products are delivered to customers. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. Under long-term lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the terms of the lease agreements.

(o) Cost of Products Sold

     Cost of products sold for the Distribution segment principally consists of direct material costs and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and industrial tools and supplies). Maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks are also reflected in Cost of products sold.

     Cost of products sold for All Other Operations, which produce much of the gas sold, consists of direct material costs, direct labor, manufacturing overhead, freight-in and internal transfer costs associated with the production of certain gas products, principally, dry ice, carbon dioxide, nitrous oxide, specialty gases, as well as the oxygen, nitrogen and argon sold by the Company’s consolidated affiliate, National Welders.

(p) Selling, Distribution and Administrative Expenses

     Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.

(q) Depreciation

     The Company recognizes depreciation expense on all its property, plant and equipment in the consolidated statement of earnings line item “Depreciation.”

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

(r) Shipping and Handling Fees and Distribution Costs

     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in selling, distribution and administrative expenses and were $341 million, $277 million and $258 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $6.6 million, $4.3 million and $4.5 million was recognized in depreciation for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

(2) ACCOUNTING AND DISCLOSURE CHANGES

SFAS 123 (revised 2004)

     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), as an amendment to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires that grants of employee stock options, including options to purchase shares under employee stock purchase plans, be recognized as compensation expense based on their fair values. SFAS 123R is effective for annual periods beginning after December 15, 2005. Accordingly, SFAS 123R is effective for the Company as of April 1, 2006. The Company is currently evaluating the impact of SFAS 123R on its results of operations, financial position and liquidity and has not yet determined which fair-value method and transitional provision it will adopt. Prior to adoption of SFAS 123R, as permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting under APB 25. See Note 15 for the pro forma effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation.

FASB Financial Interpretation No. 46

     In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). The interpretation was initially effective for the first interim period beginning after June 15, 2003. However, as a result of implementation issues, in December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), which was effective as of the end of the first reporting period ending after March 15, 2004, with early adoption permitted.

     FIN 46 and FIN 46R address consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a financial controlling interest. FIN 46 and FIN 46R change previous accounting practice by introducing the concept of a “Primary Beneficiary” and require variable interest entities to be consolidated by the party deemed to be the Primary Beneficiary (i.e., the party that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both). Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) under a sale-leaseback arrangement. The Trust incurred debt to purchase the properties and equipment from the Company. The Company, in turn, paid rent to the Trust. Effective July 1, 2003, the Company elected to early adopt FIN 46 with respect to the Trust. The Company determined the Trust to be a variable interest entity as defined by FIN 46. In addition, the Company was determined to be the Primary Beneficiary of the sale-leaseback arrangement. FIN 46 required the Company to consolidate the Trust for financial reporting purposes. Upon maturity of the sale-leaseback arrangement in October 2004, the Company used funds from its revolving credit facilities to refinance its $41 million debt obligation to the Trust.

     Since June 1996, the Company has participated in a joint venture with National Welders, a producer and distributor of industrial gases based in Charlotte, North Carolina. The Company determined that National Welders meets the definition of a “Variable Interest Entity” under FIN 46R and that the Company is the Primary Beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company elected to adopt FIN 46R, as it applies to the joint venture, and consolidated National Welders. As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption. Therefore, at December 31, 2003, the consolidation of National Welders only affected the balance sheet. There was no cumulative effect adjustment or impact on cash flows as a result of the consolidation. The consolidation had the effect of eliminating the Company’s $62 million investment in National Welders and recording the joint venture’s assets, liabilities and a corresponding minority interest liability.

     Beginning January 1, 2004, National Welders’ operating results were no longer reflected as “Equity in Earnings of Unconsolidated Affiliates.” Rather, the operating results were reflected broadly across the income statement with minority interest expense representing the quarterly dividend on the joint venture’s redeemable preferred stock, net of interest earned on a note receivable from the preferred stockholders. The joint venture is structured such that the Company earns the residual net income available to the common stockholder, which is net of the minority interest expense. Since the allocation of the joint venture’s net earnings was unaffected by the adoption of FIN 46R, the consolidation of National Welders did not impact the Company’s net earnings. See Note 16 for additional disclosures regarding National Welders.

(3) ACQUISITIONS AND DIVESTITURE

(a) Acquisitions

     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.

Fiscal 2005

     During fiscal 2005, the Company purchased sixteen businesses (including two businesses acquired by National Welders) associated with the distribution of packaged gases and related hardgoods products and dry ice. The largest of the acquisitions was that of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”) on July 30, 2004. The aggregate purchase price of the fiscal 2005 acquisitions was $227 million, including assumed liabilities. Thirteen of the businesses had aggregate annual revenues of approximately $257 million and were included in the Distribution segment. Three acquired businesses generated aggregate annual revenues of approximately $3 million and were included in All Other Operations segment. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ACQUISITIONS AND DIVESTITURES – (Continued)

Purchase Price Allocation

     The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. The Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying consolidated financial statements. The entire purchase price ultimately assigned to goodwill will be deductible for income taxes. Since the aggregate fair value of the assets acquired in the BOC acquisition exceeded the purchase price, the Company has proportionately reduced non-current assets by approximately $13 million. In addition, in accordance with SFAS 141, Business Combinations, the Company recorded the contingent consideration of $25 million as a liability. The table below summarizes the allocation of the BOC purchase price as well as the combined consideration of the fifteen other acquisitions, settlements and adjustments related to prior year acquisitions.

		Other
		Acquisitions
		and Holdback
(In thousands)	BOC	Settlements	Total
Current assets, net	$47,394	$1,437	$48,831
Property and equipment	159,080	12,627	171,707
Goodwill	—	6,494	6,494
Other intangible assets	1,105	1,119	2,224
Current liabilities	(7,154)	(616)	(7,770)
Contingent consideration	(25,000)	—	(25,000)
Long-term liabilities	(1,225)	(3,441)	(4,666)

Total cash consideration	$174,200	$17,620	$191,820

Fiscal 2004

     During fiscal 2004, the Company purchased five businesses associated with the distribution of packaged gases and related hardgoods products and dry ice. The largest of these businesses and their effective dates of acquisition included Delta Safety Supply, Inc. (May 1, 2003) and Interstate Welding Sales Corporation (March 31, 2004). The aggregate purchase price of the fiscal 2004 acquisitions was $41 million, including assumed liabilities. Four of the businesses had aggregate annual revenues of approximately $57 million and were included in the Distribution segment. One acquired dry ice distribution business generated annual revenues of approximately $2 million and was included in the All Other Operations segment. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. Total assets contributed by fiscal 2004 acquisitions were approximately $41 million. Goodwill related to fiscal 2004 acquisitions amounted to approximately $10 million and was deductible for income taxes. Intangible assets, other than goodwill, totaled approximately $5 million and primarily related to customer lists and non-compete agreements obtained from the sellers of the businesses.

Fiscal 2003

     During fiscal 2003, the Company purchased four businesses that distribute packaged gases and related equipment and hardgoods products with combined annual revenues of $33 million. The largest of these businesses and their effective dates of acquisition included Welding Metals, Inc. (November 27, 2002) and Union Industrial Gas and Supply, Inc. (March 31, 2003). The aggregate purchase price of all four acquisitions was approximately $24 million, including assumed liabilities. The acquired businesses have been included in the Distribution segment from their effective dates of acquisition. Goodwill related to fiscal 2003 acquisitions totaled approximately $6 million and was deductible for income taxes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ACQUISITIONS AND DIVESTITURES – (Continued)

Pro Forma Operating Results

     The following presents unaudited pro forma operating results as if the fiscal 2005, 2004 and 2003 acquisitions had occurred on April 1, 2002. The pro forma results were prepared from financial information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2002 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2005	2004	2003
Net sales	$2,505,562	$2,204,489	$2,139,291
Net earnings	92,932	82,727	72,135

Diluted earnings per share	$1.21	$1.11	$1.00

(b) Divestiture

     In May 2004, the Company divested a janitorial products distribution business for cash proceeds of $828 thousand and recognized a gain of $360 thousand. Proceeds from the divestiture were used to reduce borrowings under the Company’s revolving credit facilities. The business was included in the Distribution segment and generated annual sales of approximately $5 million.

(4) SPECIAL CHARGES (RECOVERIES), NET

     In fiscal 2004, the Company recorded a special charge recovery of $776 thousand consisting of lower estimates of the ultimate cost of prior years’ restructuring charges. The special charge recovery pertained to a change in estimate related to facility exit costs.

     During fiscal 2003, the Company recorded a special charge of $2.7 million consisting of a restructuring charge related to the integration of the business acquired from Air Products during the fourth quarter of fiscal 2002 and costs related to the consolidation of certain hardgoods procurement functions. The special charge included facility exit costs associated with the closure of certain facilities and severance. The facilities exited and the affected employees were part of the Company’s existing operations prior to the acquisition of the Air Products business.

     At March 31, 2005, the remaining liability associated with prior years’ restructuring charges was approximately $400 thousand. The liability relates to non-cancelable lease obligations that will be reduced as lease payments are made over the remaining terms of the leases.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants.

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three years ended March 31, 2005, 2004 and 2003:

	Years Ended March 31,
(In thousands)	2005	2004	2003
Weighted average common shares outstanding:
Basic	74,900	72,800	70,500
Stock options and warrants	2,100	1,900	1,800

Diluted	77,000	74,700	72,300

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 30, 2006 and June 30, 2009 (see subsequent events Note 26), the preferred shareholders have the option to exchange their 3.2 million shares of National Welders voting redeemable preferred stock with a 5% annual dividend either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock (see Note 16). If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. No contingently issuable shares are included in the diluted weighted average common shares calculation (the “diluted computation”), as the conversion of the National Welders preferred stock in exchange for the Company’s common stock is anti-dilutive.

     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 2 thousand, 545 thousand and 2 million outstanding stock options and warrants with an exercise price above the average market price at March 31, 2005, 2004, and 2003, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

(6) INVENTORIES, NET

     Inventories, net, consist of:

	March 31,
(In thousands)	2005	2004
Hardgoods	$200,069	$154,038
Gases	21,540	16,262

	$221,609	$170,300

     Net inventories determined by the LIFO inventory method totaled $32 million and $27 million at March 31, 2005 and 2004, respectively. If the FIFO inventory method had been used for these inventories, they would have been $5 million and $3 million higher at March 31, 2005 and 2004, respectively. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) PLANT AND EQUIPMENT

     The major classes of plant and equipment, at cost, are as follows:

	Depreciable	March 31,
(In thousands)	Lives (Yrs)	2005	2004
Land and land improvements	—	$65,265	$61,072
Buildings and leasehold improvements	25	193,293	167,217
Cylinders	30	835,170	696,624
Machinery and equipment, including bulk tanks	7 to 30	620,902	516,704
Computers and furniture and fixtures	3 to 10	128,111	116,259
Transportation equipment	3 to 15	122,601	92,092
Construction in progress	—	5,876	4,219

		$1,971,218	$1,654,187

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for fiscal 2005 and 2004 were as follows:

	Distribution	All Other Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2003	$362,400	$75,309	$437,709
Acquisitions	8,849	1,096	9,945
Consolidation of National Welders (see Notes 2 and 16)	—	55,131	55,131
Other adjustments	1,314	108	1,422

Balance at March 31, 2004	$372,563	$131,644	$504,207
Acquisitions	5,320	1,174	6,494
Transfers	2,172	(2,172)	—
Other adjustments	413	82	495

Balance at March 31, 2005	$380,468	$130,728	$511,196

     Other intangible assets amounted to $16.5 million (net of accumulated amortization of $38.7 million) and $19.7 million (net of accumulated amortization of $33.2 million) at March 31, 2005 and 2004, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated future amortization expense by fiscal year is as follows: 2006 — $6.8 million; 2007 - $3.8 million; 2008 — $2.4 million; 2009 — $1.2 million and $2.3 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	March 31,
(In thousands)	2005	2004
Accrued payroll and employee benefits	$51,159	$39,133
Business insurance reserves	19,809	19,824
Health insurance reserves	11,115	9,627
Accrued interest expense	15,532	12,724
Taxes other than income taxes	9,211	12,828
Cash overdraft	23,970	18,378
Contingent consideration – BOC acquisition	25,000	—
Other accrued expenses and current liabilities	27,336	34,574

	$183,132	$147,088

(10) INDEBTEDNESS

     Long-term debt consists of:

	March 31,
(In thousands)	2005	2004
Revolving credit borrowings	$157,832	$26,689
Term loan	96,250	70,000
Medium-term notes	102,207	106,730
Senior subordinated notes	376,741	382,102
Debt of grantor trust	—	41,030
Acquisition and other notes	9,534	8,464
National Welders debt	66,019	53,823

Total long-term debt	808,583	688,838
Less current portion of long-term debt	(6,948)	(6,140)

Long-term debt, excluding current portion	$801,635	$682,698

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) INDEBTEDNESS – (Continued)

Senior Credit Agreement

     On January 14, 2005, the Company amended and restated its senior credit agreement (the “Credit Agreement”) to extend the maturity date from July 30, 2006 to January 14, 2010 and to provide the Company with more flexibility to invest in growth and/or return cash to stockholders. Accordingly, the Credit Agreement significantly reduces the limitations on acquisitions, restricted payments and debt incurrence. The Credit Agreement also allows for the expansion of the Company’s trade receivables securitization up to a maximum of $300 million in trade receivables. The Credit Agreement continues to require that the Company maintain certain leverage and coverage ratios. As provided for in the Credit Agreement, the computations of the restrictive covenants include pro forma results of acquired businesses. As such, the amount borrowed to finance an acquisition does not reduce the Company’s borrowing capacity by a similar amount.

     Under the Credit Agreement, the Company has unsecured senior credit facilities that provide revolving credit lines of $308 million and Canadian $50 million and a term loan. As of March 31, 2005, the Company had revolving credit borrowings of approximately $136 million, Canadian $27 million (U.S. $22 million), and term loan borrowings of $96 million. The Company also had commitments under letters of credit of $33 million supported by the Credit Agreement at March 31, 2005. After considering the covenant limitations, as of March 31, 2005, the effective additional borrowing capacity under the Credit Agreement was approximately U.S. $159 million. The U.S. dollar borrowings bear interest of LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points. As of March 31, 2005, the effective interest rate on the U.S. dollar revolving credit lines, the Canadian dollar credit lines and the U.S. dollar term loan were 3.74%, 4.67% and 4.04%, respectively.

     Under the Credit Agreement, the Company’s domestic subsidiaries guarantee the U.S. borrowings and Canadian borrowings, and the Company’s foreign subsidiaries also guarantee the Canadian borrowings. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the agreement. The Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and maintains such rating for two consecutive quarters.

Medium-Term Notes

     At March 31, 2005, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2005, acquisition and other notes totaled approximately $10 million with interest rates ranging from 4% to 9%.

Senior Subordinated Notes

     At March 31, 2005, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) INDEBTEDNESS (continued)

     In addition to the 2004 Notes, at March 31, 2005, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount.

     The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.

Debt of Grantor Trust

     The Company leased certain real estate and equipment from a grantor trust (the “Trust”) under a sale-leaseback arrangement. Effective July 1, 2003, the Company elected to early adopt FIN 46 with respect to the Trust (see Note 2) resulting in the consolidation of the Trust for financial reporting purposes. In October 2004, the Company used funds from its revolving credit facilities to refinance its $41 million debt obligation under the sale-leaseback arrangement. Since the Company had previously consolidated the Trust, there was no net change in the Company’s outstanding debt as a result of the maturity of the sale-leaseback arrangement.

Debt of the National Welders Joint Venture

     Pursuant to the requirements of FIN 46R, the Company’s Consolidated Balance Sheets at March 31, 2005 and 2004 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. in settlement of the joint venture’s financial obligations. The debt of National Welders consists of:

	March 31,
(In thousands)	2005	2004
Revolving credit borrowings	$22,189	$5,507
Term loan A	18,092	21,142
Term loan B	21,000	21,000
Term loan C	3,572	5,522
Acquisition notes and other debt obligations	1,166	652

Total long-term debt	66,019	53,823
Less current portion of long-term debt	(6,076)	(5,575)

Long-term debt, excluding current portion	$59,943	$48,248

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) INDEBTEDNESS – (Continued)

     In July 2002, National Welders entered into a credit agreement (the “NWS Credit Agreement”) that provides for available credit up to $100 million secured by certain assets. The NWS Credit Agreement provides for a Term Loan A of $26 million, a Term Loan B of $21 million, a Term Loan C of $9 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B (See subsequent events Note 26) matures in July 2006 and Term Loan C matures in September 2006. The revolving credit line matures in June 2007. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends.

     Interest rates on Term Loans A, B and the revolving credit line are variable and range from LIBOR plus 150 to 225 basis points based on National Welders’ leverage ratio. At March 31, 2005 and 2004, the effective interest rate for Terms Loans A, B and the revolving credit line was 4.85% and 3.09%, respectively. Term Loan C bears a fixed interest rate of 7%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its Credit Agreement of approximately $22 million at March 31, 2005.

     As of March 31, 2005, Term Loan A and the revolving credit line are secured by certain current assets, principally trade receivables and inventory, totaling $30 million, non-current assets, principally equipment, totaling $71 million, and Airgas common stock with a market value of $22 million classified as treasury stock and carried at cost of $370 thousand. Term Loan B is secured by a $21 million note receivable from the preferred stockholders of National Welders (See subsequent events Note 26). In consolidation, the note receivable is presented as a reduction to the minority interest liability. Term Loan C is secured by a production facility, which had a net book value of approximately $14 million at March 31, 2005.

Aggregate Long-term Debt Maturities

     The aggregate maturities of long-term debt are as follows:

(In thousands)

		Aggregate Maturity
		National
Years Ending March 31,	Airgas, Inc.(1)	Welders	Total
2006	$872	$6,076	$6,948
2007	102,592	25,686	128,278
2008	1,014	34,181	35,195
2009	84	—	84
2010	261,045	—	261,045
Thereafter	376,957	76	377,033

	$742,564	$66,019	$808,583

(1)	The Company has the ability and intention of refinancing current maturities related to the term loan under its senior credit agreement with its long-term revolving credit facility. Therefore, the term loan has been reflected as long term in the aggregate maturity schedule.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Summarized below are the carrying and fair values of the Company’s financial instruments at March 31, 2005 and 2004.

     The fair value of the Company’s publicly traded financial instruments is based on market pricing. The fair value of other non-publicly traded financial instruments is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below:

	2005	2005	2004	2004
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial Instruments:
Revolving credit borrowings	$157,832	$157,832	$26,689	$26,689
2001 senior subordinated notes	226,741	244,688	232,102	249,647
2004 senior subordinated notes	150,000	150,375	150,000	151,684
Term loan	96,250	96,250	70,000	70,000
Medium-term notes	102,207	103,625	106,730	103,980
Debt of grantor trust	—	—	41,030	41,030
Acquisition and other notes	9,534	9,534	8,464	8,552
Interest rate swap agreements:
- Fair value hedge – (asset)	—	—	(13,832)	(13,832)
- Cash flow hedge – (asset) liability	(514)	(514)	2,380	2,380

     The carrying and fair values of the National Welders joint venture’s financial instruments at March 31, 2005 and 2004 are listed below:

	2005	2005	2004	2004
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
National Welders’ Financial Instruments:
Revolving credit borrowings	$22,189	$22,189	$5,507	$5,507
Term loan A	18,092	18,092	21,142	21,142
Term loan B	21,000	21,000	21,000	21,000
Term loan C	3,572	3,624	5,522	5,640
Acquisition notes and other debt obligations	1,166	1,166	652	652
Interest rate swap agreement:
- Cash flow hedge — liability	924	924	2,507	2,507

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company and National Welders manage exposure to changes in market interest rates. The Company and National Welders’ involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company and National Welders monitor its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

     At March 31, 2005, the Company was party to a total of four interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $100 million in notional principal amount. These swap agreements effectively convert $100 million of variable interest rate debt of the credit facilities to fixed rate debt. The swap agreements require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on one-month and three-month LIBOR (average rate of 2.73% at March 31, 2005). The remaining terms of these swap agreements range from between seven months and four years. In fiscal 2005 and 2004, the Company recorded a net change in the fair value of the fixed interest rate swap agreements of $2.9 million and $2 million, respectively, as other comprehensive income. The net additional interest payments made under these swap agreements were recognized in interest expense. Over the next 12 months, the Company expects to reclassify $188 thousand of deferred gain from accumulated other comprehensive income to interest expense as related interest payments that are being hedged are recognized.

     On March 30, 2005, the Company terminated four variable interest rate swap agreements with a notional principal amount of $125 million. The interest rate swap agreements previously converted a corresponding amount of fixed rate medium-term notes and the senior subordinated notes due 2011 to variable rate debt. As a result of swap termination, the Company received $3.9 million in cash. The corresponding gain on the termination has been deferred and is being amortized as a reduction of interest expense over the remaining terms of the notes. In fiscal 2006, the Company anticipates that interest expense will be reduced by $1.7 million as the deferred gain on the swap termination is amortized using the interest method.

     Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 61% fixed to 39% variable at March 31, 2005. The financial impact of the swap agreements was to reduce interest expense by approximately $3.6 million, $4.7 million and $3.4 million in fiscal 2005, 2004 and 2003, respectively.

National Welders’ Hedging Activities

     The Company’s National Welders joint venture affiliate participates in one interest rate swap with a notional principal amount of $21 million that effectively converts a corresponding amount of variable interest rate debt (Term Loan B — see Note 10 and subsequent events Note 26) to a fixed rate debt instrument. The interest rate swap requires National Welders to make interest payments based on a fixed rate of 6.72% and receivable variable interest payments from its counterparty based on a floating 30-day LIBOR rate of 2.85% at March 31, 2005. The interest rate swap agreement was not entered into for trading purposes. The December 31, 2003 consolidation of National Welders resulted in the addition of a cumulative unrealized loss on the National Welders interest rate swap of $2.5 million and associated tax benefit of $1 million in “Accumulated Other Comprehensive Loss.” In fiscal 2005, the Company recognized a net change in the fair value of the National Welders fixed interest rate swap agreement of $1.6 million as other comprehensive income. The net additional interest payments made under this swap agreement were recognized in interest expense. Over the next 12 months, the Company expects to reclassify $626 thousand of deferred loss from accumulated other comprehensive income to interest expense as related interest payments that are being hedged are recognized.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (Continued)

Aggregate Maturities of Interest Rate Swap Agreements

     Including National Welders, the aggregate maturities of the Company’s interest rate swap agreements by type of swap for the five years ending March 31, 2010 and thereafter are as follows:

(In thousands)	Notional Principal Amounts
Years Ending March 31,	Pay-Fixed
2006	$50,000
2007	21,000
2008	—
2009	—
2010	50,000
Thereafter	—

$121,000

(13) TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement will expire in February 2008, but may be renewed subject to renewal provisions contained in the agreement. During fiscal 2004, the Company sold, net of its retained interest, $2,204 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $2,177 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $190 million at March 31, 2005 and $163 million at March 31, 2004.

     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $57 million and $44 million is included in “Trade receivables” in the accompanying Consolidated Balance Sheets at March 31, 2005 and 2004, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) STOCKHOLDERS’ EQUITY

(a) Common Stock

     The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2005, the number of shares of common stock outstanding was 75.8 million, excluding 1.4 million shares (923 thousand of shares owned by National Welders) of common stock held as treasury stock, and 338 thousand shares of common stock held in the Employee Benefits Trust as described below. At March 31, 2004, the number of shares of common stock outstanding was 73.4 million, excluding 1.5 million shares (923 thousand of shares owned by National Welders) of common stock held as treasury stock and 2.2 million shares of common stock held by the Employee Benefits Trust.

(b) Preferred Stock and Redeemable Preferred Stock

     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock and 200 thousand shares have been designated as Series B Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2005 and 2004, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting each such series and designation thereof.

     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2005 and 2004, no shares of redeemable preferred stock were issued or outstanding.

(c) Dividends

     At the end of each quarter during fiscal 2005 and fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.045 and $0.040 per share, respectively. In addition, on May 24, 2005, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.06 per share, representing a 33% increase compared to the prior year quarterly dividend. The dividend is payable June 30, 2005 to stockholders of record as of June 15, 2005. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

(d) Shares in Employee Benefits Trust

     Since March 1999, the Company has maintained an Employee Benefits Trust (the “Trust”) to fund certain future obligations of the Company’s employee benefit and compensation plans. From inception through 2001, the Company, pursuant to a Common Stock Purchase Agreement, sold approximately 7 million shares of common stock, previously held as treasury stock, to the Trust. The Company holds promissory notes from the Trust in the amount of common stock purchased by the Trust. Shares held by the Trust serve as collateral for the promissory notes and are available to fund certain employee benefit plan obligations as the promissory notes are repaid. The shares held by the Employee Benefits Trust are not considered outstanding for earnings per share purposes until they are released from serving as collateral for the promissory notes. An independent third-party financial institution serves as the Trustee. The Trustee votes or tenders shares held by the Trust in accordance with instructions received from the participants in the employee benefit and compensation plans funded by the Trust. Approximately 1.9 million and 1.2 million shares were issued from the Employee Benefits Trust for employee benefit programs during fiscal 2005 and 2004, respectively. As of March 31, 2005, the Employee Benefits Trust held 338 thousand shares of Company common stock. The remaining shares were issued from the Trust during the first quarter of fiscal 2006 for employee stock option exercises.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) STOCKHOLDERS’ EQUITY – (Continued)

(e) Stockholder Rights Plan

     Effective April 1, 1997, the Company’s Board of Directors adopted a stockholder rights plan (the “1997 Rights Plan”). Pursuant to the 1997 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share Series B Junior Participating Preferred Stock at an initial exercise price of $100 per share.

     Rights become exercisable only following the acquisition by a person or group of 15% (or 20% in the case of the Chairman and certain of his affiliates) or more of the Company’s common stock or after the announcement of a tender offer or exchange offer to acquire 15% (or 20% in the case of the Chairman and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15% or more (or 20% or more, as the case may be) of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company. If not redeemed, they will expire on April 1, 2007.

(f) Warrants

     During fiscal 2002, the Company granted warrants to purchase 324,000 shares of the Company’s common stock to an outside consulting firm for services rendered. The warrants had a term of three years and exercise prices in excess of market value of the Company’s stock on the date of grant. The exercise prices ranged from $11.98 to $18.78 per share. The aggregate value of the warrants on the dates of grant, as determined by the Black-Scholes model, was $1.1 million, which the Company expensed during fiscal 2002. During fiscal 2005, all 324,000 warrants were exercised at prices ranging from $21.54 to $26.47 per share. The holder of the warrants elected a “net issue exercise” provision under the warrant agreement. The net issue exercise provision allowed the holder, without the payment of additional consideration, to receive shares of the Company’s common stock, equal to the value of the warrants. As a result, the Company issued 114 thousand treasury shares to redeem the warrants. At March 31, 2005, there were no outstanding warrants.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) STOCK-BASED COMPENSATION

     SFAS 123 (revised 2004), Share-Based Payment, an amendment of SFAS 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to account for its stock-based compensation plans in accordance with the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, the Company has not recognized compensation expense associated with its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for fiscal 2005, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Years Ended March 31,
(In thousands, except per share amounts)	2005	2004	2003
Net earnings, as reported	$92,022	$80,192	$68,105
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,868)	(5,469)	(6,820)

Pro forma net earnings	$85,154	$74,723	$61,285

Earnings per share:
Basic – as reported	$1.23	$1.10	$0.97
Basic – pro forma	$1.14	$1.03	$0.87

Diluted – as reported	$1.20	$1.07	$0.94
Diluted – pro forma	$1.11	$1.00	$0.85

     The Company’s stock-based compensation plans are described below:

(a) Employee Stock Option Plan

     In May 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which officers and key employees may be granted options. Under the 1997 Plan, a total of 11.2 million shares of common stock are reserved for sale upon the exercise of stock options and restricted stock.

     Options granted under the 1997 Plan vest 25% annually and have a maximum term of ten years. Under the 1997 Plan, at March 31, 2005, 2004 and 2003, 3 million, 3.8 million and 4.7 million options, respectively, were available for issuance. In fiscal 2005, 2004 and 2003, 1 million, 1.1 million and 1.2 million options, respectively, were granted with an exercise price equal to market price at the date of grant. Options under the 1997 Plan are generally granted in May of each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2005, 2004 and 2003 option grants, respectively: expected volatility of 38.9%, 40.1% and 40.3%, risk-free interest rate of 3.9%, 2.6% and 4.3%, expected life of 7.3, 7.3 and 7.5 years, and a dividend yield of 0.85% in fiscal 2005 and 0.83% in fiscal 2004. The Company did not issue dividends in fiscal 2003. The weighted average fair value per share of the options granted during fiscal 2005, 2004 and 2003 was $9.28, $8.22 and $8.42, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) STOCK-BASED COMPENSATION – (Continued)

     The following table summarizes the activity of the employee stock option plan during the three years ended March 31, 2005:

	Number
	of Shares	Exercise Price Per Share
March 31, 2003
Outstanding, beginning of year	8,225,110	$3.30	—	$23.25

Granted	1,168,250		16.52
Exercised	(1,098,851)	3.30	—	17.31
Expired	(109,353)	5.50	—	22.00

March 31, 2004
Outstanding, beginning of year	8,185,156	4.63	—	23.25

Granted	1,104,800		19.36
Exercised	(1,364,769)	5.21	—	19.00
Expired	(302,784)	5.21	—	22.00

March 31, 2005
Outstanding, beginning of year	7,622,403	4.63	—	23.25

Granted	1,007,500		21.15
Exercised	(1,605,868)	5.50	—	22.87
Expired	(182,234)	5.50	—	22.00

Outstanding, end of year	6,841,801	$4.63	—	$23.25

     Options for 4.3 million, 4.7 million and 5.1 million shares were exercisable at March 31, 2005, 2004 and 2003, respectively.

(b) Board of Directors Stock Option Plans

     In May 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”) under which directors of the Company who are not employees may be granted options. In May 2004, the Company amended the 1997 Directors’ Plan to increase the total number of shares of common stock reserved for issuance from 500 thousand to 800 thousand. The amendment was approved by the Company’s stockholders in August 2004.

     Under the 1997 Directors’ Plan, at March 31, 2005, 278,500 options were available for issuance. During fiscal 2005, 2004 and 2003, 60,000, 60,000 and 64,000 options, respectively, were granted with an exercise price equal to the market price at the date of grant and have a maximum term of ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 2005, 2004 and 2003 option grants, respectively: expected volatility of 40.3%, 40.5% and 41.5%, risk-free interest rate of 3.6%, 3.2% and 3.6%, expected life of 5.8, 5.9 and 5.9 years, and a dividend yield of 0.82% in fiscal 2005 and 0.84% in fiscal 2004. The Company did not issue dividends in fiscal 2003. The weighted average fair value per share of the stock options granted during fiscal 2005, 2004 and 2003 was $8.97, $7.58 and $6.70, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) STOCK-BASED COMPENSATION – (Continued)

     The following table summarizes the activity of the Board of Directors stock option plans during the three years ended March 31, 2005:

	Number
	of Shares	Exercise Price Per Share
March 31, 2003
Outstanding and exercisable, beginning of year	476,500	$4.16	—	$19.25

Granted	64,000		14.85
Exercised	(48,000)	4.16	—	8.56

March 31, 2004
Outstanding and exercisable, beginning of year	492,500	5.25	—	19.25

Granted	60,000		18.98
Exercised	(48,500)	5.25	—	13.82

March 31, 2005
Outstanding and exercisable, beginning of year	504,000	5.25	—	19.25

Granted	60,000		21.51
Exercised	(42,500)	13.50	—	19.25

Outstanding and exercisable, end of year	521,500	$5.25	—	$21.51

     Options granted to the Board of Directors are exercisable in full as of the date of grant.

     The following table summarizes information about options outstanding and exercisable under both the employee and Board of Directors stock option plans at March 31, 2005:

Options Outstanding
		Exercise
Weighted Average	Number		Price
Remaining Life-Years	Outstanding	Per Share
5.00	1,005,941	$4.63	—	$8.50
6.10	888,880	8.54	—	8.99
3.65	821,288	9.29	—	13.32
3.05	1,026,235	13.41	—	15.94
6.36	1,175,733	16.52	—	19.00
7.93	950,326	19.22	—	21.03
6.90	1,494,898	21.15	—	23.25

5.69	7,363,301	$4.63	—	$23.25

Options Exercisable
Number of
Options	Weighted Average
Exercisable	Exercise Price Per Share
1,005,941	$6.13
610,168	8.98
809,163	12.01
1,014,738	15.53
662,124	17.06
248,941	19.24
497,012	21.96

4,848,087	$13.23

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) STOCK-BASED COMPENSATION – (Continued)

(c) Employee Stock Purchase Plans

     In July 2003, the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the “2003 Plan”) to encourage and assist employees in acquiring an equity interest in the Company. The 2003 Plan replaced the Company’s 2001 Employee Stock Purchase Plan (the “2001 Plan”). During fiscal 2004, substantially all of the authorized shares remaining under the 2001 Plan were issued. During fiscal 2005, the 2001 Plan was terminated and the remaining authorized shares were deregistered.

     The 2003 Plan is authorized to issue up to 1.5 million shares of common stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Market value under the 2003 Plan is defined as either the closing share price on the New York Stock Exchange as of an employee’s enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The 2003 Plan is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The terms of the Company’s previous 2001 Plan were substantially the same as the 2003 Plan, except that under the 2001 Plan, employees could lock-in a purchase price for up to 27 months. During fiscal 2005, 2004 and 2003, the Company issued 565 thousand, 554 thousand and 809 thousand shares, provided from the Employee Benefits Trust, to fund purchases made by employees under the 2003 and 2001 Plans. The average purchase price per share in fiscal 2005, 2004 and 2003 was $17.54, $12.44 and $11.06, respectively.

     Compensation expense under SFAS 123 is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value of the employees’ option to purchase shares of common stock is estimated using the Black-Scholes model. The assumptions used to estimate the fair value of the employees’ option to purchase shares of common stock at grant dates in fiscal 2005 and 2004, respectively, were: average expected volatility of 29.7% and 31.1%, average risk-free interest rate of 1.1% and 1.0%, dividend yield of 0.83% and 0.87%, and expected option terms ranging from 3 to 12 months for the 2003 Plan and 3 to 27 months for the 2001 Plan. There was no grant date in fiscal 2003. Had the Company adopted SFAS 123, compensation expense related to the Employee Stock Purchase Plans would have been $2.8 million, $1.5 million and $3.6 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2003 expense is related to the fiscal 2002 grant and represents the value of the options to purchase shares of common stock under the plan as they vest over the employee service period.

(16) CONSOLIDATED AFFILIATE AND MINORITY INTEREST

     In fiscal 2004, the Company determined that its joint venture with National Welders met the definition of a “Variable Interest Entity” under FIN 46R (Note 2). Additionally, the Company, as the only common stockholder, was determined to be the primary beneficiary of the joint venture. Therefore, effective December 31, 2003, the Company elected to adopt FIN 46R, as it applies to the joint venture, and consolidated this previously unconsolidated affiliate.

     National Welders is a producer and distributor of industrial gases based in Charlotte, North Carolina. The joint venture owns and operates 44 branch stores, two acetylene plants, a specialty gas lab, and three air separation plants that produce all of its oxygen and nitrogen and over 50% of its argon requirements. The joint venture also distributes medical and specialty gases, process chemicals and welding equipment and supplies. Ownership interests in National Welders consist of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owns 100% of the joint venture’s common stock, which represents a 50% voting interest. The payment of dividends on the common stock is subordinate to the payment of a 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors. A family holds approximately 3.2 million shares of redeemable preferred stock and controls the balance of the voting interest.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) CONSOLIDATED AFFILIATE AND MINORITY INTEREST – (Continued)

     Between June 30, 2006 and June 30, 2009 (See subsequent events Note 26), the preferred stockholders have the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas’ common stock has a market value of $24.45 per share, the common stock and cash redemption options are equivalent. If the preferred stockholders elect to exchange their shares for Airgas common stock, the Company is obligated to provide the necessary shares to the joint venture by capital contribution or other means the Company reasonably deems appropriate. The Company may purchase shares on the open market or may issue new or treasury shares to meet its exchange obligation. The preferred stockholders may also elect to retain their interest in the preferred stock beyond June 30, 2009.

     The Company has participated in the joint venture with National Welders since June 1996 and prior to the adoption of FIN 46R, the Company used the “equity method of accounting” to report its interest in the joint venture. Under the equity method of accounting, the Company recognized its proportionate share of the joint venture’s net assets and liabilities as an “Investment in Unconsolidated Affiliate” and its proportionate share of the operating results as “Equity in the Earnings of Unconsolidated Affiliate.”

     As permitted by FIN 46R, the Company applied the interpretation prospectively from the date of adoption (prior periods not restated). The consolidation had the effect of eliminating the Company’s $62 million investment in National Welders and recording the joint venture’s assets, liabilities and a corresponding minority interest liability. The minority interest liability represents the redemption value of the joint venture’s preferred stock ($57 million), net of a $21 million note receivable, bearing interest at 8%, due from the preferred stockholders (See subsequent events Note 26).

     Prior to the adoption of FIN 46R, the Company recognized its proportionate share of the joint venture’s operating results of $4.4 million and $2.7 million as “Equity in Earnings of Unconsolidated Affiliates” for the nine-months ended December 31, 2003 and for the fiscal year ended March 31, 2003, respectively. Subsequent to the adoption of FIN 46R, the Company’s proportionate share of the joint venture’s operating results were reflected broadly across the income statement with minority interest expense reflecting the quarterly dividend on the joint venture’s redeemable preferred stock, net of interest earned on the note receivable from the preferred stockholders and income taxes. For fiscal 2005 and the fourth quarter of fiscal 2004, National Welders contributed $167 million and $39 million to sales, $16 million and $3 million to operating income, $1.8 million and $452 thousand of minority interest expense, respectively. Assets of the joint venture totaled $231 million and $204 million at March 31, 2005 and 2004, respectively. The liabilities of the joint venture, which are non-recourse to the Company, totaled $132 million and $119 million at March 31, 2005 and 2004, respectively. The joint venture’s liabilities include a revolving credit facility, term loans and other notes payable totaling $66 million and $54 million at March 31, 2005 and 2004. The debt of National Welders is secured by certain assets of the joint venture (see Note 10). Cash flows in excess of a management fee paid by National Welders are not available to the Company. For fiscal 2005 and the fourth quarter of fiscal year 2004, National Welders contributed net cash from operating activities of $20 million and $10 million of which a management fee of $1.1 million and $249 thousand was paid to the Company.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) INTEREST EXPENSE, NET

     Interest expense, net, consists of:

	Years Ended March 31,
(In thousands)	2005	2004	2003
Interest expense	$52,836	$43,028	$47,272
Interest and finance charge income	(1,591)	(671)	(897)

	$51,245	$42,357	$46,375

(18) INCOME TAXES

     Earnings before income taxes, minority interest and equity earnings were derived from the following sources:

	Years Ended March 31,
(In thousands)	2005	2004	2003
United States	$141,448	$118,566	$103,573
Foreign	6,965	5,066	3,047

	$148,413	$123,632	$106,620

     Income tax expense (benefit) consists of:

	Years Ended March 31,
(In thousands)	2005	2004	2003
Current:
Federal	$19,750	$21,624	$30,552
Foreign	2,027	2,120	1,509
State	953	437	483

	22,730	24,181	32,544

Deferred:
Federal	29,493	19,584	6,312
Foreign	303	198	(640)
State	2,057	3,390	2,983

	31,853	23,172	8,655

	$54,583	$47,353	$41,199

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) INCOME TAXES – (Continued)

     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2005	2004	2003
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State income taxes, net of federal benefit	1.3%	2.2%	2.1%
Divestitures	—	—	0.4%
Other, net	0.5%	1.1%	1.1%

	36.8%	38.3%	38.6%

     The tax effects of cumulative temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
(In thousands)	2005	2004
Deferred Tax Assets:
Inventories	$8,257	$6,021
Deferred rental income	3,072	2,125
Insurance reserves	9,497	10,008
Special charges (Note 4)	—	912
Litigation settlement and other reserves	1,117	210
Net operating loss carryforwards	56,256	38,458
Other	4,662	1,096
Valuation allowance	(8,437)	(9,922)

	74,424	48,908

Deferred Tax Liabilities:
Accounts receivable	(3,530)	(1,044)
Plant and equipment	(287,033)	(256,955)
Intangible assets	(29,205)	(19,647)
Other	(10,579)	728

	(330,347)	(276,918)

Net deferred tax liability	$(255,923)	$(228,010)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) INCOME TAXES – (Continued)

     Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

	March 31,
(In thousands)	2005	2004
Current deferred tax asset, net	$26,263	$25,519
Non-current deferred tax liability, net	(282,186)	(253,529)

Net deferred tax liability	$(255,923)	$(228,010)

     The Company has recorded tax benefits amounting to $8.4 million, $6.2 million, and $5.8 million in fiscal 2005, 2004 and 2003, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2005. Valuation allowances primarily relate to certain state tax net operating loss carryforwards. In fiscal 2005, the Company revised its estimates of the realizability of certain tax benefits associated with state tax net operating loss carryforwards. Those revisions resulted in a $1 million reduction in the related valuation allowances.

     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. In December 2004 responding to the AJCA, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with in the AJCA, (“FSP 109-2”). FSP 109-2 provides guidance on accounting for a special one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The AJCA provided an election to apply this provision and repatriate qualifying earnings in either fiscal 2005 or fiscal 2006. The Company has evaluated the effects of the repatriation provision and has concluded that it will not repatriate foreign earnings under the AJCA.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) BENEFIT PLANS

     The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions up to two percent of participants’ wages. Amounts expensed under the 401(k) plan for fiscal 2005, 2004, and 2003 were $4.6 million, $3.9 million and $5 million, respectively.

     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans, which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. If the Company elected to withdraw from these plans at March 31, 2005, the withdrawal liability would have been approximately $3.4 million. Amounts expensed under the pension plans for fiscal 2005, 2004 and 2003 were $858 thousand, $686 thousand and $679 thousand, respectively.

(20) RELATED PARTIES

Separation Agreement

     Effective January 14, 2005, the Company and Glenn M. Fischer, the Company’s President and Chief Operating Officer, entered into a Separation Agreement (“the Agreement”). The Agreement terminated Mr. Fischer’s employment agreement and provided for the terms of his resignation. Under the Agreement, Mr. Fischer received a separation payment of $1.4 million and accelerated vesting of 15,000 stock options previously granted to Mr. Fischer. In the fourth quarter of fiscal 2005, total consideration paid under terms of the Agreement was $1.6 million.

Asset Purchase Transaction by National Welders

     Effective November 1, 2004, the Company’s consolidated affiliate, National Welders, purchased the assets of National Realty Sales Corporation for $11.4 million. Members of the Turner family, who have a 50% voting interest in National Welders, also owned National Realty Sales Corporation. The assets purchased included 22 properties previously leased from National Realty Sales Corporation. The purchase price of National Realty Sales Corporation was established through an independent, third party appraisal. National Welders’ Board of Directors, through which the Company holds a 50% voting interest, approved the transaction.

Other transactions

     The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers. The amounts of the transactions were not material to the Company.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21) LEASES

     The Company leases certain distribution facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2005, 2004, and 2003, amounted to approximately $62 million, $56 million, and $55 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2005 and 2004. Associated with the fleet vehicle operating leases, the Company guarantees a residual value of $11 million, representing approximately 13% of the original cost.

     At March 31, 2005, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)		National
Years Ended March 31,	Airgas, Inc.	Welders	Total
2006	$49,310	$956	$50,266
2007	39,796	869	40,665
2008	29,440	959	30,399
2009	22,086	304	22,390
2010	13,112	210	13,322
Thereafter	13,457	1,175	14,632

	$167,201	$4,473	$171,674

(22) COMMITMENTS AND CONTINGENCIES

(a) Legal

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.

(b) Insurance Coverage

     The Company has established insurance programs to cover workers’ compensation, business automobile, general and product liability claims. These programs have self-insured retention of $500 thousand per occurrence and an additional annual aggregate retention for the next $1.7 million ($2.2 million in fiscal 2006) for claims in excess of $500 thousand. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage of $200 million, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) COMMITMENTS AND CONTINGENCIES – (Continued)

     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.

(c) Supply Agreements

     The Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. In February 2002, the Company entered into a 15-year take-or-pay supply agreement under which Air Products will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes purchased under the new BOC supply agreement noted below. Additionally, the Company will purchase helium from Air Products under the terms of the supply agreement. Based on the volume of fiscal 2004 purchases, the Air Products supply agreement represents approximately $45 million in annual liquid bulk gas purchases. In July 2004, the Company entered into a 15-year take-or-pay supply agreement with BOC to purchase nitrogen, argon and helium. The agreement was entered into in conjunction with the July 2004 acquisition of BOC’s U.S. packaged gas business. The agreement will expire in July 2019. The new BOC agreement represents approximately $16 million in annual bulk gas purchases. In addition, the Company is a party to other long-term take-or-pay supply agreements primarily for the purchase of liquid carbon dioxide, representing annual purchases of approximately $15 million. The Air Products, BOC and certain liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases.

(d) Commitments and Contingencies of National Welders

     National Welders is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of National Welders’ management, the ultimate disposition of these matters will not have a material or adverse effect on the entity’s financial position, results of operations, or liquidity.

     National Welders is self-insured for medical and workers’ compensation claims in North Carolina and South Carolina. Medical claims are self-insured up to a $100,000 limit per person annually. Workers’ compensation claims are self-insured up to $300,000 per person annually. Provisions for expected future payments for medical and workers’ compensation are accrued based on estimates of the aggregate liability for claims incurred plus an estimate for incurred but not reported claims using historical experience.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2005	2004	2003
Interest	$49,480	$42,851	$52,527
Income taxes (net of refunds)	30,104	18,897	5,344

     Significant non-cash investing and financing transactions were as follows:

	Years Ended March 31,
(In thousands)	2005	2004	2003
Acquisition liabilities assumed	$37,436	$7,620	$2,606

     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders (see Note 16), are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, and acquisitions and to satisfy financial obligations, which are non-recourse to the Company. The Consolidated Statement of Cash Flows at March 31, 2005 and 2004 reflect the following sources and uses of cash associated with National Welders:

	Year Ended March 31,
(In thousands)	2005	2004
Net cash provided by operating activities	$19,612	$9,831
Net cash used in investing activities	(29,240)	(1,783)
Net cash provided by (used in) financing activities	9,500	(8,039)

Change in cash	$(128)	$9

Management fee paid to the Company, which is eliminated in consolidation	$1,089	$249

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) SUMMARY BY BUSINESS SEGMENT

     The Company aggregates its operations, based on products and services, into two reportable segments, Distribution and All Other Operations. The Distribution segment’s principal products are packaged and small bulk gases, rent on gas cylinders and welding equipment, process chemicals and hardgoods. Gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. During fiscal year 2005, the Distribution segment accounted for over 85% of consolidated sales.

     The business units in the All Other Operations segment produce and distribute dry ice, carbon dioxide, nitrous oxide and specialty gases. The operating results of the Company’s air separation plants and its 7 national specialty gas labs are also reported under this segment. The All Other Operations Segment also reflects the results of the National Welders joint venture. The National Welders joint venture structure, which limits the Company’s control over the National Welders operations and cash flows, is the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations segment. The business units reflected in the All Other Operations segment individually are not material enough to meet the thresholds to be reported as separate business segments. The elimination entries represent intercompany sales from the Company’s All Other Operations segment to its Distribution segment.

     The Company’s operations are predominantly in the United States. The Company’s customer base is diverse and sales are not dependent on a single or small group of customers.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, Corporate operating expenses are allocated to each segment based on sales dollars. However, sales associated with National Welders are excluded from the Corporate operating expense allocation to All Other Operations as National Welders maintains its own corporate functions. Corporate assets have been allocated to the Distribution segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each segment.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) SUMMARY BY BUSINESS SEGMENT – (Continued)

     Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis herein.

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2005
Gas and rent	$1,056,661	$318,748	$(49,300)	$1,326,109
Hardgoods	1,022,078	66,863	(3,641)	1,085,300

Total net sales	2,078,739	385,611	(52,941)	2,411,409

Cost of products sold, excluding depreciation expense	1,057,547	174,439	(52,941)	1,179,045
Selling, distribution, and administrative expenses	776,306	141,241	—	917,547
Depreciation expense	81,925	24,195	—	106,120
Amortization expense	4,943	521	—	5,464

Operating income	158,018	45,215	—	203,233

Assets	1,872,213	419,650	—	2,291,863
Capital expenditures	133,310	34,667	—	167,977

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2004
Gas and rent	$882,585	$216,166	$(39,944)	$1,058,807
Hardgoods	819,886	19,760	(2,985)	836,661

Total net sales	1,702,471	235,926	(42,929)	1,895,468

Cost of products sold, excluding depreciation expense	845,440	106,170	(42,929)	908,681
Selling, distribution, and administrative expenses	648,919	82,908	—	731,827
Depreciation expense	67,407	15,160	—	82,567
Amortization expense	5,032	357	—	5,389
Special charges (recoveries)	(776)	—	—	(776)

Operating income	136,449	31,331	—	167,780

Assets	1,551,653	408,953	—	1,960,606
Capital expenditures	81,247	12,502	—	93,749

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) SUMMARY BY BUSINESS SEGMENT – (Continued)

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2003
Gas and rent	$863,975	$178,622	$(37,067)	$1,005,530
Hardgoods	778,101	5,227	(1,894)	781,434

Total net sales	1,642,076	183,849	(38,961)	1,786,964

Cost of products sold, excluding depreciation expense	806,320	82,957	(38,961)	850,316
Selling, distribution, and administrative expenses	634,580	63,648	—	698,228
Depreciation expense	62,071	11,411	—	73,482
Amortization expense	5,877	485	—	6,362
Special charges	2,694	—	—	2,694

Operating income	130,534	25,348	—	155,882

Assets	1,520,124	205,880	—	1,726,004
Capital expenditures	51,751	16,218	—	67,969

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) SUPPLEMENTARY INFORMATION (UNAUDITED)

     This table summarizes the unaudited results of operations for each quarter of fiscal 2005 and 2004:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2005
Net sales (b)	$544,017	$559,783	$611,540	$656,069
Operating income (b)(c)	48,372	50,952	51,022	52,887
Net earnings (c)	22,116	22,777	22,973	24,156
Basic earnings per share (a),(c)	$0.30	$0.30	$0.31	$0.32
Diluted earnings per share (a),(c)	$0.29	$0.30	$0.30	$0.31

2004
Net sales (b)	$461,056	$460,452	$451,869	$522,091
Operating income (b)(d)	40,660	40,761	40,287	46,072
Net earnings (d)	18,528	19,113	20,891	21,660
Basic earnings per share (a),(d)	$0.26	$0.26	$0.29	$0.29
Diluted earnings per share (a),(d)	$0.25	$0.26	$0.28	$0.29

(a)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statement of Earnings.

(b)	The Company adopted FIN 46R with respect to its joint venture with National Welders effective December 31, 2003 (Note 16). Accordingly, fiscal 2005 and the fourth quarter of fiscal 2004 reflect National Welders’ results broadly across the Consolidated Statement of Earnings. The impact of the adoption of FIN 46R on the quarters during fiscal 2005 and fiscal 2004 is as follows:

(In thousands)	First	Second	Third	Fourth
2005
Net sales	$39,644	$40,430	$42,741	$44,658
Operating income	3,851	3,209	4,061	4,540

2004
Net sales	$—	$—	$—	$39,170
Operating income	—	—	—	3,390

The consolidation of National Welders resulting from the adoption of FIN 46R had no impact on the consolidated earnings of the Company.

(c)	As discussed in the Notes to the Company’s consolidated financial statements, operating income and net earnings for fiscal 2005 include: second quarter expense of $2.9 million ($1.8 million after tax), or $0.02 per diluted share, reflecting integration costs related to the BOC acquisition; third quarter expense of $1.4 million ($906 thousand after tax), or $0.01 per diluted share, also for integration costs related to the BOC acquisition; and fourth quarter expenses of $2.1 million ($1.3 million after tax), or $0.02 per diluted share, related to a separation package for the Company’s former President & Chief Operating Officer and integration costs related to the BOC acquisition.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) SUPPLEMENTARY INFORMATION (UNAUDITED) – (Continued)

(d)	The Company’s consolidated financial results for fiscal 2004 include: second quarter insurance-related losses of $2.8 million ($1.7 million after tax), or $0.02 per diluted share, representing the Company’s self-insurance retention associated with fire-related losses; third quarter non-recurring insurance-related after-tax gain at National Welders of $1.7 million, or $0.02 per diluted share; and a fourth quarter special charge recovery of $776 thousand ($480 thousand after tax), or $0.01 per diluted share, reflecting lower estimates of the ultimate cost of prior years’ restructuring activities.

(26) SUBSEQUENT EVENTS

     On May 24, 2005, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.06 per share, representing a 33% increase compared to the prior year quarterly dividend. The dividend is payable June 30, 2005 to stockholders of record as of June 15, 2005.

     In the first quarter of fiscal 2006 (through June 13, 2005), the Company completed four acquisitions with combined annual sales of approximately $100 million. The aggregate purchase price paid for the four acquisitions was approximately $72 million. The largest of these acquisitions included the Industrial Products Division of LaRoche Industries, a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million, and Kanox, Inc., a Kansas-based distributor of packaged gases and related hardgoods products with annual sales of approximately $23 million.

     On June 6, 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note payable to National Welders. Additionally, the parties agreed to modify the dates between which the preferred stockholders have the option to redeem their preferred stock for cash or Airgas common stock (Note 16) to commence in June 2005 and expire in June 2009. As disclosed in Note 10, the preferred stockholders’ note collateralized National Welders’ $21 million Term Loan B. Additionally, as disclosed in Note 12, Term Loan B was the object of an interest rate swap agreement. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to pay-off Term Loan B and unwind the related interest rate swap agreement. The cost to unwind the interest rate swap agreement, including the deferred loss classified in “Accumulated Other Comprehensive Income,” was principally paid by the preferred stockholders.

(27) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. Effective December 31, 2003, the Company adopted FIN 46R with respect to its National Welders joint venture (see Notes 2 and 16). As permitted by FIN 46R, the Company applied the interpretation prospectively (prior periods not restated). Accordingly, the Company’s investment and equity in earnings of unconsolidated affiliates associated with the National Welders joint venture are no longer reported under the Parent in the accompanying condensed consolidating financial statements. At December 31, 2003, the Parent company’s “Investment in Unconsolidated Affiliates” associated with National Welders was reclassified to “Investment in Subsidiaries” and the assets, liabilities, and minority interest of the joint venture were reflected in the Condensed Consolidating Balance Sheet with the Non-guarantors. Subsequent to December 31, 2003, the operating results of the joint venture and corresponding minority interest expense are reflected in the Condensed Consolidating Statement of Earnings with the Non-guarantors. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of March 31, 2005 and March 31, 2004 and for the years ended March 31, 2005, 2004 and 2003. Certain reclassifications of prior year amounts, including the gross presentation of cash in depository accounts and cash overdrafts on disbursement accounts and the presentation below income tax expense of the equity in the earnings of unconsolidated affiliates and minority interest in earnings of consolidated affiliate, both associated with National Welders, have been made to conform with the current year presentation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$29,340	$3,300	$—	$32,640
Trade receivables, net	—	6,076	142,758	—	148,834
Intercompany receivable/(payable)	—	(8,589)	8,589	—	—
Inventories, net	—	207,810	13,799	—	221,609
Deferred income tax asset, net	22,208	1,870	2,185	—	26,263
Prepaid expenses and other current assets	3,165	23,088	10,658	—	36,911

Total current assets	25,373	259,595	181,289	—	466,257

Plant and equipment, net	23,245	1,081,001	165,096	—	1,269,342
Goodwill	—	444,605	66,591	—	511,196
Other intangible assets, net	—	15,525	982	—	16,507
Investments in subsidiaries	1,783,949	—	—	(1,783,949)	—
Intercompany receivable/(payable)	(254,733)	233,817	20,916	—	—
Other non-current assets	17,773	7,606	3,182	—	28,561

Total assets	$1,595,607	$2,042,149	$438,056	$(1,783,949)	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,783	$123,709	$13,716	$—	$143,208
Accrued expenses and other current liabilities	68,155	98,563	16,414	—	183,132
Current portion of long-term debt	—	765	6,183	—	6,948

Total current liabilities	73,938	223,037	36,313	—	333,288

Long-term debt, excluding current portion	711,805	6,002	83,828	—	801,635
Deferred income tax liability, net	(12,288)	252,307	42,167	—	282,186
Other non-current liabilities	9,934	11,941	2,516	—	24,391
Minority interest in affiliate	—	—	36,191	—	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	775	—	—	—	775
Capital in excess of par value	257,042	939,025	71,956	(1,010,981)	257,042
Retained earnings	560,056	609,426	163,542	(772,968)	560,056
Accumulated other comprehensive income	285	411	1,913	—	2,609
Treasury stock	(3,395)	—	(370)	—	(3,765)
Employee benefits trust	(2,545)	—	—	—	(2,545)

Total stockholders’ equity	812,218	1,548,862	237,041	(1,783,949)	814,172

Total liabilities and stockholders’ equity	$1,595,607	$2,042,149	$438,056	$(1,783,949)	$2,291,863

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$23,569	$1,493	$—	$25,062
Trade receivables, net	—	5,263	101,750	—	107,013
Intercompany receivable/(payable)	—	(7,471)	7,471	—	—
Inventories, net	—	157,991	12,309	—	170,300
Deferred income tax asset, net	9,391	15,144	984	—	25,519
Prepaid expenses and other current assets	4,839	18,422	5,202	—	28,463

Total current assets	14,230	212,918	129,209	—	356,357

Plant and equipment, net	26,906	868,400	138,620	—	1,033,926
Goodwill	—	436,505	67,702	—	504,207
Other intangible assets, net	304	19,187	242	—	19,733
Investments in subsidiaries	1,481,948	—	—	(1,481,948)	—
Intercompany receivable/(payable)	(198,326)	168,423	29,903	—	—
Other non-current assets	31,751	11,794	2,838	—	46,383

Total assets	$1,356,813	$1,717,227	$368,514	$(1,481,948)	$1,960,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$4,298	$100,239	$9,766	$—	$114,303
Accrued expenses and other current liabilities	49,870	84,173	13,045	—	147,088
Current portion of long-term debt	—	467	5,673	—	6,140

Total current liabilities	54,168	184,879	28,484	—	267,531

Long-term debt, excluding current portion	607,832	6,185	68,681	—	682,698
Deferred income tax liability, net	(12,082)	227,874	37,737	—	253,529
Other non-current liabilities	13,654	10,933	4,169	—	28,756
Minority interest in affiliate	—	—	36,191	—	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	772	—	—	—	772
Capital in excess of par value	233,574	786,534	71,956	(858,490)	233,574
Retained earnings	481,677	500,822	122,636	(623,458)	481,677
Accumulated other comprehensive loss	(1,596)	—	(970)	—	(2,566)
Treasury stock	(4,288)	—	(370)	—	(4,658)
Employee benefits trust	(16,898)	—	—	—	(16,898)

Total stockholders’ equity	693,241	1,287,356	193,252	(1,481,948)	691,901

Total liabilities and stockholders’ equity	$1,356,813	$1,717,227	$368,514	$(1,481,948)	$1,960,606

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$2,217,071	$194,338	$—	$2,411,409
Costs and Expenses
Costs of products sold (excluding depreciation)	—	1,096,974	82,071	—	1,179,045
Selling, distribution and administrative expenses	61,488	771,331	84,728	—	917,547
Depreciation	7,410	84,599	14,111	—	106,120
Amortization	99	5,269	96	—	5,464

Operating Income (Loss)	(68,997)	258,898	13,332	—	203,233

Interest (expense) income, net	(70,493)	23,228	(3,980)	—	(51,245)
(Discount) gain on securitization of trade receivables	—	(61,185)	56,474	—	(4,711)
Other income (expense), net	51,047	(50,477)	566	—	1,136

Earnings (loss) before income taxes and minority interest	(88,443)	170,464	66,392		148,413
Income tax benefit (expense)	30,955	(61,860)	(23,678)	—	(54,583)
Minority interest in earnings of consolidated affiliate	—	—	(1,808)	—	(1,808)
Equity in earnings of subsidiaries	149,510	—	—	(149,510)	—

Net Earnings	$92,022	$108,604	$40,906	$(149,510)	$92,022

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$1,831,006	$64,462	$—	$1,895,468
Costs and Expenses
Costs of products sold (excluding depreciation)	—	885,137	23,544	—	908,681
Selling, distribution and administrative expenses	53,345	643,051	35,431	—	731,827
Depreciation	6,513	71,122	4,932	—	82,567
Amortization	113	5,261	15	—	5,389
Special charges (recoveries)	—	(776)	—	—	(776)

Operating Income (Loss)	(59,971)	227,211	540	—	167,780

Interest (expense) income, net	(58,414)	17,932	(1,875)	—	(42,357)
(Discount) gain on securitization of trade receivables	—	(73,022)	69,758	—	(3,264)
Other income (expense), net	50,180	(49,798)	1,091	—	1,473

Earnings (loss) before income taxes, minority interest and equity earnings	(68,205)	122,323	69,514	—	123,632
Income tax benefit (expense)	22,344	(44,991)	(24,706)	—	(47,353)
Minority interest in earnings of consolidated affiliate	—	—	(452)	—	(452)
Equity in earnings of unconsolidated affiliate	4,365	—	—	—	4,365
Equity in earnings of subsidiaries	121,688	—	—	(121,688)	—

Net Earnings	$80,192	$77,332	$44,356	$(121,688)	$80,192

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$1,767,274	$19,690	$—	$1,786,964
Costs and Expenses
Costs of products sold (excluding depreciation)	—	845,571	4,745	—	850,316
Selling, distribution and administrative expenses	47,808	631,560	18,860	—	698,228
Depreciation	3,867	67,486	2,129	—	73,482
Amortization	64	6,298	—	—	6,362
Special charges	145	2,549	—	—	2,694

Operating Income (Loss)	(51,884)	213,810	(6,044)	—	155,882

Interest (expense) income, net	(53,499)	8,211	(1,087)	—	(46,375)
(Discount) gain on securitization of trade receivables	—	(67,446)	64,120	—	(3,326)
Other income (expense), net	50,090	(50,734)	1,083	—	439

Earnings (loss) before income taxes and equity earnings	(55,293)	103,841	58,072	—	106,620
Income tax benefit (expense)	18,413	(39,783)	(19,829)	—	(41,199)
Equity in earnings of unconsolidated affiliate	2,684	—	—	—	2,684
Equity in earnings of subsidiaries	102,301	—	—	(102,301)	—

Net Earnings	$68,105	$64,058	$38,243	$(102,301)	$68,105

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(35,408)	$244,748	$12,977	$—	$222,317

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,890)	(136,231)	(27,856)	—	(167,977)
Proceeds from sale of plant and equipment	50	3,761	1,550	—	5,361
Proceeds from divestiture	—	828	—	—	828
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(186,000)	(5,820)	—	(191,820)
Other, net	267	—	(96)	—	171

Net cash used in investing activities	(3,573)	(317,642)	(32,222)	—	(353,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	547,762	2,069	71,619	—	621,450
Repayment of debt	(436,768)	(1,321)	(56,595)	—	(494,684)
Financing costs	(2,531)	—	—	—	(2,531)
Termination of interest rate hedge	3,948	—	—	—	3,948
Minority interest	—	—	(1,808)	—	(1,808)
Exercise of stock options	20,374	—	—	—	20,374
Dividends paid to stockholders	(13,643)	—	—	—	(13,643)
Cash overdraft	5,592	—	—	—	5,592
Inter-company	(85,753)	77,917	7,836	—	—

Net cash provided by financing activities	38,981	78,665	21,052	—	138,698

CHANGE IN CASH	$—	$5,771	$1,807	$—	$7,578
Cash – Beginning of year	—	23,569	1,493	—	25,062

Cash – End of year	$—	$29,340	$3,300	$—	$32,640

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(28,991)	$199,473	$40,197	$—	$210,679

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,087)	(71,793)	(6,869)	—	(93,749)
Proceeds from sale of plant and equipment	1,519	3,436	392	—	5,347
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(34,907)	—	—	(34,907)
Management fee from unconsolidated affiliate	724	—	—	—	724
Other, net	(1,461)	—	92	—	(1,369)

Net cash used in investing activities	(14,305)	(103,264)	(6,385)	—	(123,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	411,970	—	2,327	—	414,297
Repayment of debt	(471,785)	(2,469)	(10,750)	—	(485,004)
Financing costs	(2,737)	—	—	—	(2,737)
Minority interest	—	—	(452)	—	(452)
Exercise of stock options	13,130	—	—	—	13,130
Dividends paid to stockholders	(11,801)	—	—	—	(11,801)
Cash overdraft	(14,149)	2,730	903	—	(10,516)
Inter-company	118,668	(93,741)	(24,927)	—	—

Net cash provided by (used in) financing activities	43,296	(93,480)	(32,899)	—	(83,083)

CHANGE IN CASH	$—	$2,729	$913	$—	$3,642
Cash – Beginning of year	—	20,840	580	—	21,420

Cash – End of Year	$—	$23,569	$1,493	$—	$25,062

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by used in operating activities	$(21,608)	$182,634	$34,937	$—	$195,963

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,211)	(56,415)	(4,343)	—	(67,969)
Proceeds from sale of plant and equipment	69	4,191	—	—	4,260
Proceeds from divestiture	—	3,167	—	—	3,167
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(27,216)	—	—	(27,216)
Management fee from unconsolidated affiliate	943	—	—	—	943
Other, net	5,666	(8,051)	666	—	(1,719)

Net cash used in investing activities	(533)	(84,324)	(3,677)	—	(88,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	248,123	—	838	—	248,961
Repayment of debt	(350,732)	(15,160)	(1,464)	—	(367,356)
Exercise of stock options	9,847	—	—	—	9,847
Cash overdraft	1,119	(3,041)	(33)	—	(1,955)
Inter-company	113,784	(83,150)	(30,634)	—	—

Net cash provided by (used in) financing activities	22,141	(101,351)	(31,293)	—	(110,503)

CHANGE IN CASH	$—	$(3,041)	$(33)	$—	$(3,074)
Cash – Beginning of year	—	23,881	613	—	24,494

Cash – End of year	$—	$20,840	$580	$—	$21,420

SCHEDULE II

AIRGAS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2005, 2004 and 2003
(In thousands of dollars)

	Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged				Balance
	Beginning	Costs and	to Other				at End of
Description	of Period	Expenses	Accounts		Deductions		Period
2005
Accounts receivable – allowances for doubtful accounts	$7,294	$7,714	$3,796	(1)	$(7,696	) (2)	$11,108
Insurance reserves	29,451	72,045	—		(70,572	) (3)	30,924
Deferred tax asset valuation allowance	9,922	—	—		(1,485	) (6)	8,437

2004
Accounts receivable – allowances for doubtful accounts	$8,514	$8,058	$299	(1)	$(9,577	) (2)	$7,294
Insurance reserves	25,100	59,787	966	(5)	(56,402	) (3)	29,451
Deferred tax asset valuation allowance	9,646	276	—		—		9,922
Litigation reserves	336	—	—		(336	) (4)	—

2003
Accounts receivable – allowances for doubtful accounts	$8,176	$8,954	$1,294	(1)	$(9,910	) (2)	$8,514
Insurance reserves	20,894	53,774	—		(49,568	) (3)	25,100
Deferred tax asset valuation allowance	5,976	3,670	—		—		9,646
Litigation reserve	11,292	—	—		(10,956	) (4)	336

(1) Includes collections on accounts previously written-off and allowances for doubtful accounts of businesses acquired less the allowance for doubtful accounts of businesses sold.

(2) Write-off of uncollectible accounts.

(3) Payments of insurance premiums and claims.

(4) Payment of litigation settlement and associated legal fees.

(5) Represents the addition of National Welders’ reserve for insurance claims of $966 thousand.

(6) Represents revised estimates of the realizability of certain tax benefits associated with state tax net operating loss carryforwards.