Form 10-Q
period 2005-06-30
RED D ARC INC; AIRGAS DATA LLC; AIRGAS MID SOUTH INC; ATNL INC; AIRGAS EAST INC; AIRGAS INC; AIRGAS GREAT LAKES INC; AIRGAS MID AMERICA INC; AIRGAS NORTH CENTRAL INC; AIRGAS SOUTH INC
filed 2005-08-09
CIK 1158062, 1158066, 1158193, 1158063, 1158045, 804212, 1158046, 1158047, 1158048, 1158049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
Commission file number: 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☑ No ☐
Common Stock outstanding at August 3, 2005: 76,566,978 shares

AIRGAS, INC.
FORM 10-Q
June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2005	2004
Net sales	$690,675	$544,017

Costs and expenses
Cost of products sold (excluding depreciation)	342,864	266,221
Selling, distribution and administrative expenses	253,945	204,062
Depreciation	29,259	23,929
Amortization	1,299	1,433

Total costs and expenses	627,367	495,645

Operating income	63,308	48,372

Interest expense, net	(13,945)	(11,855)
Discount on securitization of trade receivables	(1,848)	(830)
Other income, net	911	422

Earnings before income taxes and minority interest	48,426	36,109

Income taxes	(18,257)	(13,541)
Minority interest in earnings of consolidated affiliate	(522)	(452)

Net earnings	$29,647	$22,116

Basic earnings per share	$0.39	$0.30

Diluted earnings per share	$0.38	$0.29

Weighted average shares outstanding:
Basic	76,300	74,200

Diluted	78,000	76,200

Comprehensive income	$29,468	$22,956

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30,	March 31,
	2005	2005
ASSETS
Current Assets
Cash	$35,299	$32,640
Trade receivables, less allowances for doubtful accounts of $12,276 at June 30, 2005 and $11,108 at March 31, 2005	150,454	148,834
Inventories, net	231,256	221,609
Deferred income tax asset, net	35,455	26,263
Prepaid expenses and other current assets	28,645	36,911

Total current assets	481,109	466,257

Plant and equipment, at cost	2,039,279	1,971,218
Less accumulated depreciation	(726,423)	(701,876)

Plant and equipment, net	1,312,856	1,269,342

Goodwill	540,504	511,196
Other intangible assets, net	16,571	16,507
Other non-current assets	25,870	28,561

Total assets	$2,376,910	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$129,793	$143,208
Accrued expenses and other current liabilities	194,521	183,132
Current portion of long-term debt	6,886	6,948

Total current liabilities	331,200	333,288

Long-term debt, excluding current portion	812,950	801,635
Deferred income tax liability, net	302,956	282,186
Other non-current liabilities	24,264	24,391
Minority interest in affiliate	57,191	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at June 30, 2005 and March 31, 2005	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 77,603 and 77,467 shares issued at June 30, 2005 and March 31, 2005, respectively	776	775
Capital in excess of par value	263,449	257,042
Retained earnings	585,072	560,056
Accumulated other comprehensive income	2,430	2,609
Treasury stock, 1,307 and 1,356 common shares at cost at June 30, 2005 and March 31, 2005	(3,378)	(3,765)
Employee benefits trust, no shares and 338 common shares at cost at June 30, 2005 and March 31, 2005, respectively	—	(2,545)

Total stockholders’ equity	848,349	814,172

Total liabilities and stockholders’ equity	$2,376,910	$2,291,863

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$29,647	$22,116
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,259	23,929
Amortization	1,299	1,433
Deferred income taxes	11,100	6,600
Gain on divestiture	—	(380)
Losses on sales of plant and equipment	122	211
Minority interest in earnings	522	452
Stock issued for employee stock purchase plan	2,514	2,327
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	24,700	8,900
Trade receivables, net	(12,938)	(2,892)
Inventories, net	(3,555)	(18,749)
Prepaid expenses and other current assets	8,954	4,354
Accounts payable, trade	(13,883)	(12,264)
Accrued expenses and other current liabilities	(3,944)	(6,730)
Other long-term assets	2,974	361
Other long-term liabilities	(272)	(1,140)

Net cash provided by operating activities	76,499	28,528

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(47,265)	(26,634)
Proceeds from sales of plant and equipment	735	678
Proceeds from divestiture	—	828
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	(72,850)	(528)
Other, net	398	(16)

Net cash used in investing activities	(118,982)	(25,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	187,008	62,369
Repayment of debt	(176,525)	(77,353)
Minority interest	(522)	(452)
Minority stockholder note prepayment	21,000	—
Exercise of stock options	5,387	8,836
Dividends paid to stockholders	(4,631)	(3,369)
Cash overdraft	13,425	11,575

Net cash provided by financing activities	45,142	1,606

Change in cash	$2,659	$4,462
Cash — Beginning of period	32,640	25,062

Cash — End of period	$35,299	$29,524

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders. Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2005.
     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. The reclassifications include the presentation of depository cash and cash overdrafts. The Company has changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. In the current presentation, depository cash and cash overdrafts are presented on a gross basis. Accordingly, the Statement of Cash Flows for each year presented also reflects the change in presentation and reconciles to the change in cash on the balance sheet. The Company adopted the current presentation as it is the practice among most companies and is more transparent.
(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
     On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. In December 2004 responding to the AJCA, the FASB issued Staff Position 109—1, Tax Deduction on Qualified Production Activities Provided by the AJCA, (“FSP 109—1”) and FASB Staff Position 109—2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with in the AJCA, (“FSP 109—2”). FSP 109—1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109, Accounting for Income Taxes, and not as a tax rate reduction. FSP 109—1 was effective for the Company as of April 1, 2005 and did not have a material effect on the Company’s results of operations, financial position or liquidity. FSP 109—2 provides guidance on accounting for a special one-time deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The AJCA provided an election to apply this provision and repatriate qualifying earnings in either fiscal 2005 or fiscal 2006. The Company evaluated the effects of the repatriation provision and concluded that it will not repatriate foreign earnings under the AJCA.
(3) ACQUISITIONS & DIVESTITURE
(a) Acquisitions
     During the first quarter of fiscal 2006, the Company completed four acquisitions with combined annual sales of approximately $100 million. The aggregate purchase price paid for the four acquisitions was approximately $73 million. The largest of these acquisitions was the June 1, 2005 purchase of the Industrial Products Division of LaRoche Industries (“LaRoche”). LaRoche is a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that has been added to the All Other Operations business segment. Also on June 1, 2005, the Company completed the acquisition of Kanox, Inc. (“Kanox”), a Kansas-based distributor of packaged gases and

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS & DIVESTITURE — (Continued)
related hardgoods products with annual sales of approximately $23 million. The Kanox business has been added to the Distribution business segment. Costs in excess of net assets acquired (“goodwill”) related to the acquisitions totaled approximately $30 million.
(b) Divestiture
     In May 2004, the Company divested a janitorial products distribution business for cash proceeds of $828 thousand and recognized a gain of $380 thousand. Proceeds from the divestiture were used to reduce borrowings under the Company’s revolving credit facilities. The business was included in the Distribution segment and generated annual sales of approximately $5 million.
(4) EARNINGS PER SHARE
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
     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,
(In thousands)	2005	2004
Weighted average common shares outstanding:
Basic	76,300	74,200
Stock options and warrants	1,700	2,000

Diluted	78,000	76,200

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 6, 2005 and June 30, 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. No contingently issuable shares are included in the diluted weighted average common shares calculation (the “diluted computation”).
     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 973 thousand and 19 thousand outstanding stock options and warrants with an exercise price above the average market price for the three months ended June 30, 2005 and June 30, 2004, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement will expire in February 2008, but may be renewed subject to renewal provisions contained in the agreement. During the three months ended June 30, 2005, the Company sold, net of its retained interest, $575 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $550 million in collections on those receivables. The amount of outstanding receivables under the agreement was $215 million at June 30, 2005 and $190 million at March 31, 2005.
     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Subordinated retained interests of approximately $67 million and $57 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at June 30, 2005 and March 31, 2005, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.
(6) INVENTORIES, NET
     Inventories, net, consist of:

	June 30,	March 31,
(In thousands)	2005	2005
Hardgoods	$209,370	$200,069
Gases	21,886	21,540

	$231,256	$221,609

     Net inventories determined by the LIFO inventory method totaled $33 million and $32 million at June 30, 2005 and March 31, 2005, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been approximately $5 million higher at both June 30, 2005 and March 31, 2005, respectively. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	June 30,	March 31,
(In thousands)	2005	2005
Accrued payroll and employee benefits	$42,492	$51,159
Business insurance reserves	21,319	19,809
Health insurance reserves	12,057	11,115
Accrued interest expense	14,317	15,532
Taxes other than income taxes	13,035	9,211
Cash overdraft	37,395	23,970
Contingent consideration — BOC acquisition	25,000	25,000
Other accrued expenses and current liabilities	28,906	27,336

	$194,521	$183,132

     The contingent consideration of $25 million relates to a portion of the purchase price associated with the July 2004 acquisition of the U.S. packaged gas business of The BOC Group, Inc. The contingent consideration is based on the Company achieving certain financial targets and payment is expected to occur on or about November 15, 2005.
(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company and National Welders manage exposure to changes in market interest rates. The Company and National Welders’ involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At June 30, 2005, the Company had four fixed interest rate swap agreements with a notional amount of $100 million that effectively convert a corresponding amount of variable interest rate debt associated with the Company’s credit facilities to fixed rate debt. The swap agreements require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on one-month and three-month LIBOR (average rate of 3.17% at June 30, 2005). The remaining terms of these swap agreements range from between four months and four years. During the three months ended June 30, 2005, the Company and National Welders recorded a net increase in the fair value of the fixed interest rate swap agreements and a corresponding increase to “Accumulated Other Comprehensive Income” of $153 thousand.
     On June 6, 2005, in conjunction with the repayment of a term loan (see Note 10), National Welders terminated its fixed interest rate swap agreement with a notional amount of $21 million. The cost to terminate the interest rate swap of $700 thousand was reimbursed to National Welders by its preferred stockholders.
     Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 57% fixed to 43% variable at June 30, 2005.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of goodwill and other intangible assets are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the net carrying amount of goodwill for the three months ended June 30, 2005 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2005	$380,468	$130,728	$511,196
Acquisitions	6,757	22,816	29,573
Other adjustments	(252)	(13)	(265)

Balance at June 30, 2005	$386,973	$153,531	$540,504

     Other intangible assets amounted to $16.6 million and $16.5 million (net of accumulated amortization of $40 million and $38.7 million) at June 30, 2005 and March 31, 2005, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2006 — $3.4 million; 2007 — $3.8 million; 2008 — $3 million; 2009 — $1.8 million; 2010 — $1.2 million, and $3.4 million thereafter.
(10) MINORITY INTEREST NOTE PREPAYMENT
     On June 6, 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to repay its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. The preferred stockholders note payable to National Welders had been reflected as a reduction of “Minority interest in affiliate” on the Consolidated Balance Sheet. Consequently, the prepayment of the preferred stockholders’ note resulted in a $21 million increase to the Company’s “Minority interest in affiliate.” Additionally, Term Loan B was subject to an interest rate swap agreement, which was terminated in conjunction with the debt repayment. The fee of $700 thousand to unwind the interest rate swap agreement was reimbursed to National Welders by the preferred stockholders.
     In addition, the Company and National Welders agreed to modify the dates between which the preferred stockholders have the option to redeem their preferred stock for cash or Airgas common stock to commence on June 6, 2005 and expire on June 30, 2009. Prior to the modification, pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, the option period was to commence on July 1, 2006 and expire on June 30, 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $0.01 Par Value	Stock	Trust
Balance—March 31, 2005	77,467	1,356	338
Common stock issuance (a)	136	—	—
Reissuance of common stock for stock option exercises (b)	—	(49)	(338)

Balance—June 30, 2005	77,603	1,307	—

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Income	Stock	Trust	Income
Balance—March 31, 2005	$775	$257,042	$560,056	$2,609	$(3,765)	$(2,545)
Net earnings	—	—	29,647	—	—	—	$29,647
Common stock issuance (a)	1	2,514	—	—	—	—	—
Dividends paid on common stock ($.06 per share)	—	—	(4,631)	—	—	—	—
Foreign currency translation adjustments	—	—	—	(245)	—	—	(245)
Net change in fair value of interest rate swap agreements	—	—	—	(771)	—	—	(771)
Net change in fair value of National Welders’ interest rate swap agreement	—	—	—	924	—	—	924
Common stock issued in connection with stock option exercises (b)	—	2,452	—	—	387	2,545	—
Tax benefit from stock option exercises	—	1,441	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(87)	—	—	(87)

Balance—June 30, 2005	$776	$263,449	$585,072	$2,430	$(3,378)	$—	$29,468

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan.

(b)	Reissuance of common stock from Treasury Stock and the Employee Benefits Trust for employee stock option exercises.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) STOCK-BASED COMPENSATION
     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The fair value of each option grant is estimated as of the grant date using the Black—Scholes option pricing model.

	Three Months Ended June 30,
(In thousands, except per share amounts)	2005	2004
Net earnings, as reported	$29,647	$22,116
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,138)	(2,002)

Pro forma net earnings	$27,509	$20,114

Net earnings per share:
Basic — as reported	$0.39	$0.30
Basic — pro forma	$0.36	$0.27

Diluted — as reported	$0.38	$0.29
Diluted — pro forma	$0.35	$0.26
(13) COMMITMENTS AND CONTINGENCIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) SUMMARY BY BUSINESS SEGMENT
     Information related to the Company’s operations by business segment for the three months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended				Three Months Ended
	June 30, 2005				June 30, 2004
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Consolidated	Distribution	Operations	Elim.	Consolidated
Gas and rent	$299,857	$92,680	$(13,617)	$378,920	$228,578	$77,169	$(10,438)	$295,309
Hardgoods	294,211	18,811	(1,267)	311,755	233,809	15,794	(895)	248,708

Total net sales	594,068	111,491	(14,884)	690,675	462,387	92,963	(11,333)	544,017

Cost of products sold, excl. deprec. expense	304,959	52,789	(14,884)	342,864	236,096	41,458	(11,333)	266,221
Selling, distribution and administrative expenses	216,180	37,765		253,945	171,100	32,962		204,062
Depreciation expense	22,962	6,297		29,259	17,997	5,932		23,929
Amortization expense	1,161	138		1,299	1,265	168		1,433

Operating income	48,806	14,502		63,308	35,929	12,443		48,372

(15) SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest expense and income taxes was as follows:

	Three Months Ended
	June 30,
(In thousands)	2005	2004
Interest	$15,536	$13,163
Income taxes (net of refunds)	51	8,824
     Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders, are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, acquisitions, and to satisfy financial obligations, which are non-recourse to the Company. The following reflects the sources and uses of cash associated with National Welders for each period presented:

	Three Months Ended
	June 30,
(In thousands)	2005	2004
Net cash provided by operating activities	$3,638	$5,249
Net cash used in investing activities	(3,880)	(1,237)
Net cash provided by (used in) financing activities	273	(4,042)

Change in cash	$31	$(30)

Management fee paid to the Company, which is eliminated in consolidation	$298	$263

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16) SUBSEQUENT EVENT
Dividend declaration
     On August 9, 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable September 30, 2005 to stockholders of record as of September 15, 2005.
(17) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s consolidated affiliate, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2005 and March 31, 2005 and for the three-month periods ended June 30, 2005 and 2004. Certain reclassifications of prior period amounts, including the gross presentation of cash in depository accounts and cash overdrafts on disbursement accounts and certain intercompany charges, have been made to conform with the current year presentation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
June 30, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$31,987	$3,312	$—	$35,299
Trade receivables, net	—	5,328	145,126	—	150,454
Intercompany receivable/(payable)	—	15,641	(15,641)	—	—
Inventories, net	—	215,833	15,423	—	231,256
Deferred income tax asset, net	31,548	1,708	2,199	—	35,455
Prepaid expenses and other current assets	669	24,195	3,781	—	28,645

Total current assets	32,217	294,692	154,200	—	481,109

Plant and equipment, net	21,653	1,123,742	167,461	—	1,312,856
Goodwill	—	474,059	66,445	—	540,504
Other intangible assets, net	—	15,583	988	—	16,571
Investments in subsidiaries	1,885,866	—	—	(1,885,866)	—
Intercompany receivable/(payable)	(268,667)	213,584	55,083	—	—
Other non-current assets	15,324	7,433	3,113	—	25,870

Total assets	$1,686,393	$2,129,093	$447,290	$(1,885,866)	$2,376,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$2,086	$114,473	$13,234	$—	$129,793
Accrued expenses and other current liabilities	85,963	93,417	15,141	—	194,521
Current portion of long-term debt	—	693	6,193	—	6,886

Total current liabilities	88,049	208,583	34,568	—	331,200

Long-term debt	743,922	6,007	63,021	—	812,950
Deferred income tax (asset) liability, net	(2,134)	262,147	42,943	—	302,956
Other non-current liabilities	10,483	12,190	1,591	—	24,264
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	776	—	—	—	776
Capital in excess of par value	263,449	996,551	71,954	(1,068,505)	263,449
Retained earnings	585,072	643,246	174,115	(817,361)	585,072
Accumulated other comprehensive income (loss)	(216)	369	2,277	—	2,430
Treasury stock	(3,008)	—	(370)	—	(3,378)

Total stockholders’ equity	846,073	1,640,166	247,976	(1,885,866)	848,349

Total liabilities and stockholders’ equity	$1,686,393	$2,129,093	$447,290	$(1,885,866)	$2,376,910

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$29,340	$3,300	$—	$32,640
Trade receivables, net	—	6,076	142,758	—	148,834
Intercompany receivable/(payable)	—	(8,589)	8,589	—	—
Inventories, net	—	207,810	13,799	—	221,609
Deferred income tax asset, net	22,208	1,870	2,185	—	26,263
Prepaid expenses and other current assets	3,165	23,088	10,658	—	36,911

Total current assets	25,373	259,595	181,289	—	466,257

Plant and equipment, net	23,245	1,081,001	165,096	—	1,269,342
Goodwill	—	444,605	66,591	—	511,196
Other intangible assets, net	—	15,525	982	—	16,507
Investments in subsidiaries	1,783,949	—	—	(1,783,949)	—
Intercompany receivable/(payable)	(254,733)	233,817	20,916	—	—
Other non-current assets	17,773	7,606	3,182	—	28,561

Total assets	$1,595,607	$2,042,149	$438,056	$(1,783,949)	$2,291,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,783	$123,709	$13,716	$—	$143,208
Accrued expenses and other current liabilities	68,155	98,563	16,414	—	183,132
Current portion of long-term debt	—	765	6,183	—	6,948

Total current liabilities	73,938	223,037	36,313	—	333,288

Long-term debt	711,805	6,002	83,828	—	801,635
Deferred income tax (asset) liability, net	(12,288)	252,307	42,167	—	282,186
Other non-current liabilities	9,934	11,941	2,516	—	24,391
Minority interest in affiliate	—	—	36,191	—	36,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	775	—	—	—	775
Capital in excess of par value	257,042	939,025	71,956	(1,010,981)	257,042
Retained earnings	560,056	609,426	163,542	(772,968)	560,056
Accumulated other comprehensive income	285	411	1,913	—	2,609
Treasury stock	(3,395)	—	(370)	—	(3,765)
Employee benefits trust	(2,545)	—	—	—	(2,545)

Total stockholders’ equity	812,218	1,548,862	237,041	(1,783,949)	814,172

Total liabilities and stockholders’ equity	$1,595,607	$2,042,149	$438,056	$(1,783,949)	$2,291,863

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Three Months Ended
June 30, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$637,429	$53,246	$—	$690,675

Costs and expenses
Costs of products sold (excluding depreciation)	—	319,955	22,909	—	342,864
Selling, distribution and administrative expenses	7,494	222,338	24,113	—	253,945
Depreciation	1,973	23,442	3,844	—	29,259
Amortization	—	1,278	21	—	1,299

Operating income (loss)	(9,467)	70,416	2,359	—	63,308

Interest (expense) income, net	(17,936)	5,641	(1,650)	—	(13,945)
(Discount) gain on securitization of trade receivables	—	(18,077)	16,229	—	(1,848)
Other income (expense), net	4,717	(4,630)	824	—	911

Earnings (losses) before income taxes and minority interest	(22,686)	53,350	17,762	—	48,426
Income tax benefit (expense)	7,940	(19,530)	(6,667)	—	(18,257)
Minority interest in earnings of consolidated affiliate	—	—	(522)	—	(522)
Equity in earnings of subsidiaries	44,393	—	—	(44,393)	—

Net earnings	$29,647	$33,820	$10,573	$(44,393)	$29,647

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Three Months Ended
June 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$499,054	$44,963	$—	$544,017

Costs and expenses
Costs of products sold (excluding depreciation)	—	247,389	18,832	—	266,221
Selling, distribution and administrative expenses	6,459	178,130	19,473	—	204,062
Depreciation	1,820	18,696	3,413	—	23,929
Amortization	22	1,382	29	—	1,433

Operating income (loss)	(8,301)	53,457	3,216	—	48,372

Interest (expense) income, net	(14,917)	3,907	(845)	—	(11,855)
(Discount) gain on securitization of trade receivables	—	(20,076)	19,246	—	(830)
Other income (expense), net	6,778	(6,067)	(289)	—	422

Earnings (losses) before income taxes and minority interest	(16,440)	31,221	21,328	—	36,109
Income tax benefit (expense)	5,754	(11,763)	(7,532)	—	(13,541)
Minority interest in earnings of consolidated affiliate	—	—	(452)	—	(452)
Equity in earnings of subsidiaries	32,802	—	—	(32,802)	—

Net earnings	$22,116	$19,458	$13,344	$(32,802)	$22,116

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(5,777)	$42,261	$40,015	$—	$76,499

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(824)	(39,590)	(6,851)	—	(47,265)
Proceeds from sales of plant and equipment	—	590	145	—	735
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(72,707)	(143)	—	(72,850)
Other, net	(60)	(57)	515	—	398

Net cash used in investing activities	(884)	(111,764)	(6,334)	—	(118,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	169,981	2,069	14,958	—	187,008
Repayment of debt	(138,635)	(2,136)	(35,754)	—	(176,525)
Minority interest	—	—	(522)	—	(522)
Minority stockholder note prepayment	—	—	21,000	—	21,000
Exercise of stock options	5,387	—	—	—	5,387
Dividends paid to stockholders	(4,631)	—	—	—	(4,631)
Cash overdraft	13,425	—	—	—	13,425
Intercompany	(38,866)	72,217	(33,351)	—	—

Net cash provided by (used in) financing activities	6,661	72,150	(33,669)	—	45,142

CHANGE IN CASH	$—	$2,647	$12	$—	$2,659
Cash — Beginning of period	—	29,340	3,300	—	32,640

Cash — End of period	$—	$31,987	$3,312	$—	$35,299

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(15,762)	$19,490	$24,800	$—	$28,528

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(884)	(23,480)	(2,270)	—	(26,634)
Proceeds from sales of plant and equipment	—	151	527	—	678
Proceeds from divestiture	—	828	—	—	828
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(528)	—	—	(528)
Other, net	16	—	(32)	—	(16)

Net cash used in investing activities	(868)	(23,029)	(1,775)	—	(25,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	50,273	—	12,096	—	62,369
Repayment of debt	(60,931)	(486)	(15,936)	—	(77,353)
Minority interest	—	—	(452)	—	(452)
Exercise of stock options	8,836	—	—	—	8,836
Dividends paid to stockholders	(3,369)	—	—	—	(3,369)
Cash overdraft	6,619	1,193	3,763	—	11,575
Intercompany	15,202	4,025	(19,227)	—	—

Net cash provided by (used in) financing activities	16,630	4,732	(19,756)	—	1,606

CHANGE IN CASH	$—	$1,193	$3,269	$—	$4,462
Cash — Beginning of period	—	23,569	1,493	—	25,062

Cash — End of period	$—	$24,762	$4,762	$—	$29,524

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004
OVERVIEW
     Airgas, Inc. (the “Company”) had net sales for the quarter ended June 30, 2005 (“current quarter”) of $691 million compared to $544 million for the quarter ended June 30, 2004 (“prior year quarter”). Net sales increased by 27% driven by robust same-store sales growth and the impact of acquisitions. Same-store sales growth of 12% reflects higher sales volumes, contributing approximately 7%, as well as pricing initiatives, contributing approximately 5% to the sales increase. The same-store sales growth continued to be led by hardgoods, up 14%. However, same-store sales of gas and rent accelerated in the current quarter and were up 10%. The same-store sales growth of gas and rent reflects the strong industrial economy in which gas supply has tightened and gas volumes are growing. Approximately 15% of the year over year sales increase was the result of acquisitions. The most significant contributor to the sales increase was the July 2004 acquisition of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”). Solid sales growth and operating expense discipline resulted in a 34% increase in net earnings in the current quarter versus the prior year quarter. Net earnings for the quarter ended June 30, 2005 were $30 million, or $0.38 per diluted share, compared to $22 million, or $0.29 per diluted share, in the prior year quarter.
     Acquisitions continue to be an important component of the Company’s growth. During the first quarter of fiscal 2006, the Company completed four acquisitions with combined annual sales of approximately $100 million. The aggregate purchase price paid for the four acquisitions was approximately $73 million. The largest of these acquisitions was the June 1, 2005 purchase of the Industrial Products Division of LaRoche Industries (“LaRoche”). LaRoche is a leading distributor of anhydrous ammonia in the U.S. with annual sales of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that has been added to the All Other Operations business segment. Also on June 1, 2005, the Company completed the acquisition of Kanox, Inc., a Kansas-based distributor of packaged gases and related hardgoods products with annual sales of approximately $23 million. The Company will continue to look for additional acquisition opportunities to strengthen and expand its business during the balance of fiscal 2006.
     Looking forward, the Company expects to earn $0.37 to $0.39 per diluted share in its second fiscal quarter ending September 30, 2005. Based on the strong results of the first quarter, the Company anticipates net earnings of $1.50 to $1.56 per diluted share for the full 2006 fiscal year, up from the $1.43 to $1.50 per diluted share previously announced. The forward-looking earnings guidance anticipates continued same-store sales growth and successful pricing actions to offset rising product and delivery costs.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 27% in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 reflecting same-store sales growth and acquisitions. Sales momentum continued in the current quarter driven by the expanding economy and pricing actions. On a same-store basis, sales increased 12% versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the All Other Operations segment to the Distribution segment.

	Three Months Ended
	June 30,
(In thousands)	2005	2004	Increase
Net Sales
Distribution	$594,068	$462,387	$131,681	28%
All Other Operations	111,491	92,963	18,528	20%
Intercompany eliminations	(14,884)	(11,333)	(3,551)

	$690,675	$544,017	$146,658	27%

     The Distribution segment’s principal products and services include industrial, medical and specialty gases; process chemicals; equipment rental and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. The Company follows a strategy of focusing on products and markets that are expected to grow at a faster rate than the overall economy. These products include medical and specialty gases, gases sold in bulk containers, safety products, and sales to strategic account customers (large customers with multiple locations).
     Distribution segment sales increased 28% during the current quarter compared to the prior year quarter driven by same-store sales growth of $67 million (13%) and sales contributed by acquisitions of $65 million. The increase in Distribution same-store sales resulted from higher hardgoods same-store sales of $37 million (14%) and gas and rent same-store sales growth of $30 million (11%). Hardgoods same-store sales growth was split fairly evenly between volume and price gains. In the current quarter, strong volume gains in sales of safety and Radnor® private label products helped drive the growth in hardgoods same-store sales. Same-store sales of safety products grew 16% in the current quarter benefiting from the strong industrial economy as well as the Company’s multi-channel sales approach and focus on account penetration. Radnor products grew 40% reflecting the success of the Radnor catalog, the expansion of the Company’s branch-store core stocking program to former BOC stores, and the rollout of new Radnor-branded products. The positive trend of hardgoods same-store sales growth began in the fourth quarter of fiscal 2004. Accordingly, the Company believes that the rate of hardgoods same-store sales growth may slow on a percentage basis to mid single digits in the second half of fiscal 2006. Incremental sales contributed by acquisitions primarily consisted of the impact of the July 2004 BOC acquisition.
     The Distribution segment’s same-store sales growth for gas and rent of 11% was driven by growing volumes and price increases. Gas volumes contributed 7% of the same-store sales growth while pricing actions accounted for the remaining 4%. Volume gains were achieved across all major product lines including the largest product line, industrial gases (e.g., argon, nitrogen, acetylene). Broad pricing actions were initiated in March 2005 in response to rising product and delivery costs. Sales of strategic products also helped drive the growth in gas and rent same-store sales. During the current quarter, strategic products delivered solid growth, particularly related to

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
sales of medical, specialty and bulk gases. Same-store sales of medical, specialty and bulk gases increased 14%, 13% and 12%, respectively. Rental revenues were also helped by a 22% increase in welding equipment rental and sales associated with the Company’s rental welder fleet.
     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide, and specialty gases, and process chemicals, including ammonia. The segment also includes the Company’s National Welders joint venture. All Other Operations’ sales, net of intercompany eliminations, increased $15 million compared to the prior year quarter. The acquisition of the LaRoche business in June 2005, which was incorporated into a new business unit, “Airgas Specialty Products,” contributed sales of $7 million. Same store sales growth attributable to National Welders of $5 million (13%) accounted for most of remaining sales increase. Sales of liquid carbon dioxide and dry ice also increased modestly. Competitive pressures continue to adversely impact the market for these products. Competition in these markets is expected to continue through fiscal 2006.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 25% resulting from higher sales volumes, price increases and acquisitions. The gross profit margin decreased 70 basis points to 50.4% in the current quarter compared to 51.1% in the prior year quarter.

	Three Months Ended
	June 30,
(In thousands)	2005	2004	Increase
Gross Profits
Distribution	$289,109	$226,291	$62,818	28%
All Other Operations	58,702	51,505	7,197	14%

	$347,811	$277,796	$70,015	25%

     The Distribution segment’s gross profits increased $63 million (28%) compared to the prior year quarter. Distribution’s gross profit margin of 48.7% decreased 20 basis points from 48.9% in the prior year quarter. The slightly lower gross profit margin reflects the lower margins of the acquired BOC business. Despite rising product costs, the Company has maintained its gross profit margin by successfully passing the higher costs through to its customers.
     The All Other Operations segment’s gross profits increased $7 million primarily from strong sales at National Welders and the LaRoche acquisition. Although the gross profit dollars for the segment increased, the gross profit margin declined by 270 basis points to 52.7% from 55.4% in the prior year quarter. The decrease reflects the lower gross margins of the LaRoche business and competitive pressures in the market for dry ice.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $50 million (24%) primarily from operating costs associated with acquisitions and higher variable expenses associated with the growth in sales volumes. However, as a percentage of net sales, SD&A expenses decreased 70 basis points to 36.8% compared to 37.5% in the prior year quarter indicative of improving cost leverage. Acquisitions (principally the prior year BOC acquisition) contributed an estimated $27 million to the increase in SD&A expenses. The balance of the increase is primarily attributable to higher labor costs, sales commissions and distribution-related expenses. The increase in labor costs reflected costs to fill cylinders and operate facilities to meet increased demand for products as well as normal wage inflation. Higher sales commissions were also associated with sales growth. The increase in distribution expenses is attributable to higher fuel costs and vehicle repair and maintenance expenses. Higher fuel costs were directly related to the rise in oil prices over the past year and the increase in miles driven to support the higher sales volumes.
     Depreciation expense of $29 million increased $5 million (22%) compared to $24 million in the prior year quarter. Acquisitions contributed depreciation expense of approximately $3 million. The remainder of the increase primarily reflects the current and prior year’s capital expenditures to support growth, including purchases of cylinders and bulk tanks. Amortization expense of $1 million was consistent with the prior year quarter.
Operating Income
     Operating income increased 31% in the current quarter compared to the prior year quarter driven by higher sales levels. Improving cost leverage contributed to a 30 basis point increase in the operating income margin to 9.2% compared to 8.9% in the prior year quarter.

	Three Months Ended
	June 30,
(In thousands)	2005	2004	Increase
Operating Income
Distribution	$48,806	$35,929	$12,877	36%
All Other Operations	14,502	12,443	2,059	17%

	$63,308	$48,372	$14,936	31%

     Operating income in the Distribution segment increased 36% in the current quarter. The Distribution segment’s operating income margin increased 40 basis points to 8.2% compared to 7.8% in the prior year quarter. The increase in the operating income margin reflects the lower operating expenses as a percentage of net sales, described above.
     Operating income in the All Other Operations segment increased 17% resulting primarily from the strong business momentum of National Welders as well as the acquisition of LaRoche. However, the segment’s operating income margin decreased 40 basis points to 13.0% in the current quarter compared to 13.4% in the prior year quarter. The lower operating income margin was impacted by the integration of the LaRoche business.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables of $16 million increased 25% compared to the prior year quarter. The increase primarily resulted from higher debt levels associated with acquisitions.
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $215 million at

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005, which increased $25 million from March 31, 2005. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 57% fixed to 43% variable at June 30, 2005. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio at June 30, 2005, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.
Income Tax Expense
     The effective income tax rate was 37.7% of pre-tax earnings in the current quarter compared to 37.5% in the prior year quarter.
Net Earnings
     Net earnings for the quarter ended June 30, 2005 were $30 million, or $0.38 per diluted share, compared to $22 million, or $0.29 per diluted share, in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities increased to $76 million for the three months ended June 30, 2005 compared to $29 million in the comparable prior year quarter. The increase in operating cash flows primarily resulted from higher net earnings adjusted for non-cash items and cash provided by the trade receivables securitization. Net earnings adjusted for non-cash items provided cash of $74 million versus $57 million in the prior year quarter. The Company increased the level of receivables sold under its trade receivables securitization program during the quarter by $25 million compared to $9 million in the prior year quarter. Working capital used cash of $23 million in the current quarter versus $37 million in the prior year quarter. The working capital build in the current quarter reflects higher levels of inventory and trade receivables in support of sales growth. The cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Cash provided by operating activities in the current quarter includes $3 million of cash provided by National Welders compared to $5 million in the prior year quarter. Cash flows provided by operating activities were used to fund investing activities, such as capital expenditures and acquisitions.
     Net cash used in investing activities totaled $119 million during the current quarter and primarily consisted of cash used for acquisitions and capital expenditures. Cash of $73 million was paid in the current quarter for acquisitions and holdback payments primarily related to the LaRoche and Kanox acquisitions. Capital expenditures were $47 million in the current quarter (including $4 million at National Welders) and included spending for cylinders and bulk tanks reflecting continued investment to support the Company’s strategic sales initiatives. The Company estimates capital spending in fiscal 2006 will approximate 5% of net sales.
     Financing activities provided net cash of $45 million primarily from net borrowings and an increase in the cash overdraft. Net borrowings under the Company’s revolving credit facilities provided cash of $31 million. As described below, cash of $21 million was provided by National Welders’ minority stockholders’ note prepayment, the proceeds of which were used to repay National Welders’ Term Loan B. The change in the Company’s cash overdraft provided cash of $13 million in the current quarter. The cash overdraft represents outstanding checks.
     On June 6, 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to pay-off its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note. In connection with the note prepayment, National Welders terminated an interest rate swap agreement that converted the variable rate Term Loan B to a fixed interest rate. The preferred stockholders reimbursed National Welders $700 thousand for the fee to terminate the interest rate swap agreement. Also see Note 10 to the Consolidated Financial Statements.
     Effective March 31, 2005, the Company changed from a net cash presentation on the balance sheet to a gross presentation. Previously, the Company did not show cash balances as all depository cash and cash overdrafts were combined and the net overdraft was recorded in other current liabilities. In the current presentation, depository cash and cash overdrafts are presented on a gross basis. The Company has adopted the current presentation as it is consistent with the practice among most companies and is also more transparent. The Statement of Cash Flows for the three months ended June 30, 2004 has been reclassified to conform to the current presentation.
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
Dividends
     On May 24, 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share, representing a 33% increase compared to the quarterly cash dividend paid in fiscal 2005. The cash dividend was paid on June 30, 2005 to stockholders of record as of June 15, 2005. On August 9, 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share payable September 30, 2005 to stockholders of record as of September 15, 2005. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Senior Credit Agreement
     The Company has unsecured senior credit facilities with a syndicate of lenders under a credit agreement (the “Credit Agreement”) that provides revolving credit lines of $308 million and Canadian $50 million and a term loan. The Credit Agreement has a maturity date of January 14, 2010. As of June 30, 2005, the Company had revolving credit borrowings of approximately $173 million, Canadian $27 million (U.S. $21 million), and term loan borrowings of $93 million. The Company also had commitments under letters of credit of $6 million supported by the Credit Agreement at June 30, 2005. In June 2005, the Company replaced $33 million of letters of credit previously under the Credit Agreement with a similar arrangement supported by a financial institution. The Credit Agreement requires that the Company maintain certain leverage and coverage ratios. As provided for in the Credit Agreement, the computations of the restrictive covenants include pro forma results of acquired businesses. As such, the amount borrowed to finance an acquisition does not reduce the Company’s borrowing capacity by a similar amount. After considering the covenant limitations, as of June 30, 2005, the effective additional borrowing capacity under the Credit Agreement was approximately U.S. $149 million. The U.S. dollar borrowings bear interest of LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points. As of June 30, 2005, the effective interest rate on the U.S. dollar revolving credit lines, the Canadian dollar credit lines and the U.S. dollar term loan were 4.27%, 3.61% and 4.44%, respectively.
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
Medium-Term Notes
     At June 30, 2005, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Senior Subordinated Notes
     At June 30, 2005, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.
     In addition to the 2004 Notes, at June 30, 2005, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount.
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
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At June 30, 2005, acquisition and other notes totaled approximately $9 million with interest rates ranging from 5% to 9%.
Financial Instruments of the National Welders Joint Venture
     Pursuant to the requirements of FASB’s Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), the Company’s Consolidated Balance Sheets at June 30, 2005 and March 31, 2005 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc.
     National Welders has a credit agreement (the “NWS Credit Agreement”) that provides for available credit up to $100 million secured by certain assets. The NWS Credit Agreement provides for a Term Loan A of $26 million, a Term Loan B of $21 million, a Term Loan C of $9 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B was repaid in its entirety in June 2005 with the proceeds from the minority stockholders’ prepayment of its note due to National Welders. (See Note 10 to the Consolidated Financial Statements). Term Loan C matures in September 2006 and the revolving credit line matures in June 2007. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends.
     At June 30, 2005, National Welders had borrowings under its revolving credit line of $24 million, under Term Loan A of $17 million, and under Term Loan C of $3 million. Interest rates on Term Loan A and the revolving credit line are variable and range from LIBOR plus 150 to 225 basis points based on National Welders’ leverage

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ratio. At June 30, 2005, the effective interest rate for Term Loan A and the revolving credit line was 5.05%. Term Loan C bears interest at a fixed rate of 7%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its NWS Credit Agreement of approximately $20 million at June 30, 2005. National Welders also had capital leases and other debt of approximately $1 million at June 30, 2005.
     As of June 30, 2005, Term Loan A and the revolving credit line are secured by certain current assets, principally trade receivables and inventory, totaling $31 million, non-current assets, principally equipment, totaling $84 million, and Airgas common stock with a market value of $23 million classified as treasury stock and carried at cost of $370 thousand. Term Loan C is secured by machinery and equipment with a net book value of approximately $8 million at June 30, 2005 associated with a production facility.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At June 30, 2005, the Company was party to a total of four interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $100 million in notional principal amount. These swap agreements require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on one-month and three-month LIBOR (average rate of 3.17% at June 30, 2005). The remaining terms of these swap agreements range from between four months and four years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 57% fixed to 43% variable at June 30, 2005. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at June 30, 2005, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.
Trade Receivables Securitization
     The Company participates in a securitization agreement with two commercial banks to sell up to $225 million of qualifying trade receivables. The agreement expires in February 2008, but may be renewed subject to provisions contained in the agreement. During the three months ended June 30, 2005, the Company sold, net of its retained interest, $575 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $550 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $215 million at June 30, 2005 and $190 million at March 31, 2005.
Contractual Obligations and Off-Balance Sheet Arrangements
     There were no material changes in the Company’s contractual obligations and off-balance sheet arrangements as of June 30, 2005 compared to those contained in the Form 10-K for the fiscal year ended March 31, 2005.
     See Item 3 of this report for the Company’s estimated future obligations related to its debt, the debt of National Welders, the off-balance sheet trade receivables securitization, interest on the debt, and estimated future obligations under the Company’s interest rate swap agreements as of June 30, 2005. The Company’s cash outlays for interest approximate interest expense.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, as an amendment to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires that grants of employee stock options, including shares expected to be purchased under employee stock purchase plans, to be recognized as compensation expense based on their fair values. SFAS 123R is effective for all annual periods beginning after December 15, 2005. Therefore, SFAS 123R will be effective for the Company as of April 1, 2006. The Company is currently evaluating the impact of SFAS 123R on its results of operations and financial position. The Company has not yet determined which fair-value method and transitional provision it will adopt. See Note 12 to the Consolidated Financial Statements for the pro-forma effect on net earnings and earnings per share for the three months ended June 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation.
     In November 2004, the FASB issued SFAS 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151, which the Company is required to adopt as of April 1, 2006, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. Since the Company performs limited manufacturing, the Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations, financial position or liquidity.
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company is required to adopt SFAS 153 as of April 1, 2006. The Company is currently evaluating the impact, if any, that the adoption of SFAS 153 will have on its consolidated results of operations and financial position.
     On June 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impractical to do so. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that strategic products will grow at a faster rate than the overall economy; the Company’s belief that the carbon dioxide markets will remain competitive through fiscal 2006; the ability of the Company to successfully integrate the Kanox and LaRoche acquisitions; the Company’s estimate that earnings in the Company’s second quarter ending September 30, 2005 will range from $0.37 to $0.39 per diluted share; the Company’s estimate that full-year fiscal 2006 earnings will range from $1.50 to $1.56 per diluted share; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1 million; the Company’s estimate that capital spending in fiscal 2006 will approximate 5% of net sales; the identification of acquisition candidates to complement its existing businesses and improve its geographic coverage; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and its ability to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the Company’s ability to manage its exposure to changes in market interest rates; and the performance of counterparties under interest rate swap agreements.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic product sales initiatives and the resulting inability of strategic products to grow at a faster rate than the overall economy; underlying market conditions; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; actual earnings per diluted share falling outside the Company’s estimated range for the second quarter and full-year fiscal 2006; a same-store sales decline in the fiscal 2006 second quarter or in future quarters and its adverse effect on earnings per share; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the fiscal 2006 estimate; the inability to identify acquisition candidates and successfully complete and integrate acquisitions; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing as well as negatively impacting earnings; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing arrangements, the Company’s ratio of fixed to variable rate debt was 57% fixed and 43% variable at June 30, 2005. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of June 30, 2005. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed Rate Debt:
Medium-term notes	$—	$100	$—	$—	$—	$—	$—	$100	$103
Interest expense	$6	$4	$—	$—	$—	$—	$—	$10
Interest rate	7.75%	7.75%

Acquisition and other notes (b)	$6	$—	$1	$—	$2	$—	$—	$9	$9
Interest expense	$0.8	$0.5	$0.3	$0.2	$0.1	$—	$—	$1.9
Average interest rate	5.80%	5.41%	4.91%	5.62%	5.91%

Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$—	$225	$225	$243
Interest expense	$15	$21	$21	$21	$21	$21	$10	$130
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$—	$150	$150	$153
Interest expense	$7	$9	$9	$9	$9	$9	$31	$83
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Term loan C	$1	$2	$—	$—	$—	$—	$—	$3	$3
Interest expense	$0.1	$0.1	$—	$—	$—	$—	$—	$0.2
Interest rate	7.00%	7.00%

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$194	$—	$—	$194	$194
Interest expense	$6	$8	$8	$8	$6	$—	$—	$36
Interest rate (c)	4.20%	4.20%	4.20%	4.20%	4.20%

Term loan	$12	$15	$15	$21	$30	$—	$—	$93	$93
Interest expense	$3	$3	$3	$2	$1	$—	$—	$12
Interest rate (c)	4.44%	4.44%	4.44%	4.44%	4.44%

National Welders:
Revolving credit facility	$—	$—	$24	$—	$—	$—	$—	$24	$24
Interest expense	$0.9	$1.2	$0.3	$—	$—	$—	$—	$2.4
Interest rate (c)	5.05%	5.05%	5.05%

Term loan A	$2	$3	$12	$—	$—	$—	$—	$17	$17
Interest expense	$0.8	$0.7	$0.2	$—	$—	$—	$—	$1.7
Interest rate (c)	5.05%	5.05%	5.05%

	Fiscal Year of Maturity
(In millions)	2006 (a)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Interest Rate Swaps:
4 Swaps Receive Variable/Pay Fixed Notional amounts	$50	$—	$—	$—	$50	$—	$—	$100	$0.2
Swap payments/(receipts)	$0.2	$0.2	$0.2	$0.2	$—	$—	$—	$0.8
Variable receive rate = 3.17% (1—month and 3—month LIBOR) Weighted average pay rate = 3.59%

Other Off—Balance Sheet
LIBOR—based agreement:
Trade receivables securitization (d)	$—	$—	$215	$—	$—	$—	$—	$215	$215
Discount on securitization	$6	$8	$7	$—	$—	$—	$—	$21

(a) Fiscal 2006 financial instrument maturities and interest expense relate to the period July 1, 2005 through March 31, 2006.
(b) It is the Company’s intention to refinance the acquisition notes maturing in fiscal 2006 with borrowings under its revolving credit facility. Accordingly, the acquisition notes have been classified as long-term debt for financial reporting purposes.
(c) The variable rate of U.S. revolving credit facilities and term loan is based on the average LIBOR rate of outstanding contracts as of June 30, 2005. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of June 30, 2005.
(d) The trade receivables securitization agreement expires in February 2008, but may be renewed subject to renewal provisions contained in the agreement.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of June 30, 2005, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Control
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Item 6. Exhibits and Reports on Form 8-K
a. Exhibits
     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
11	Calculation of earnings per share.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.		AIRGAS EAST, INC.

(Registrant)		AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Robert M. McLaughlin	AIRGAS SOUTH, INC.

	Robert M. McLaughlin	AIRGAS GULF STATES, INC.
	Vice President & Controller	AIRGAS MID SOUTH, INC.
AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
RUTLAND TOOL & SUPPLY CO., INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

BY:	/s/ Robert M. McLaughlin
Robert M. McLaughlin
Vice President

ATNL, INC.

(Co-Registrant)

BY:	/s/ Melanie Andrews
Melanie Andrews
President
DATED: August 9, 2005