Form 10-K
period 2008-03-31
RED D ARC INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC; AIRGAS INTERMOUNTAIN INC; AIRGAS GULF STATES INC; AIRGAS MID AMERICA INC; AIRGAS INC; NITROUS OXIDE CORP; AIRGAS CARBONIC INC; AIRGAS NOR PAC INC; AIRGAS SOUTH INC
filed 2008-05-30
CIK 1158062, 1158053, 1158051, 1158050, 1158047, 804212, 1158060, 1158058, 1158052, 1158049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, Pennsylvania	19087-5283

(Address of principal executive offices)	(Zip Code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
     Securities registered pursuant to Section 12 (g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑     NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐                 NO ☑
     The aggregate market value of the 74,517,174 shares of voting stock held by non-affiliates of the registrant was approximately $3.8 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2007. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
     The number of shares of common stock outstanding as of May 22, 2008 was 82,800,437.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held August 5, 2008 have been incorporated by reference into Part III hereof.

AIRGAS, INC.

ITEM NO.	PAGE
PART I
1. Business	3

1A. Risk Factors	12

1B. Unresolved Staff Comments	16

2. Properties	16

3. Legal Proceedings	16

4. Submission of Matters to a Vote of Security Holders	17

PART II
5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	17

6. Selected Financial Data	20

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

7A. Quantitative and Qualitative Disclosures About Market Risk	48

8. Financial Statements and Supplementary Data	50

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50

9A. Controls and Procedures	50

9B. Other Information	50

PART III
10. Directors, Executive Officers and Corporate Governance of the Company	51

11. Executive Compensation	51

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52

13. Certain Relationships and Related Transactions, and Director Independence	53

14. Principal Accountant Fees and Services	53

PART IV
15. Exhibits and Financial Statement Schedules	53

Signatures	57
Statement re: computation of the ratio of earnings to fixed charges
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley

PART I
ITEM 1. BUSINESS.
GENERAL
     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company in 1986 and, through its subsidiaries, is the largest U.S. distributor of industrial, medical, and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, the fifth largest producer of atmospheric merchant gases in North America and a leading distributor of process chemicals, refrigerants, and ammonia products. The Company markets these products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, e-business and independent distributors. Products reach customers through an integrated network of more than 14,500 employees and over 1,100 locations including branches, retail stores, packaged gas fill plants, specialty gas labs, production facilities, and distribution centers. The Company’s national scale and strong local presence offer a competitive edge to its diversified customer base.
     The Company’s consolidated sales were $4.02 billion, $3.21 billion, and $2.83 billion in fiscal years ended March 31, 2008, 2007, and 2006, respectively. The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and to a lesser extent, Mexico, Russia and Dubai. Revenues derived from foreign countries are based on the point of sale and were $63 million, $51 million and $45 million in the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 2.5% of the consolidated total long-lived assets and were $74 million, $56 million, and $49 million at March 31, 2008, 2007 and 2006, respectively.
     Since its inception, the Company has made close to 375 acquisitions. During fiscal 2008, the Company acquired 18 businesses with aggregate annualized sales in excess of $500 million. The largest acquisition was the U.S. packaged gas operations of Linde A.G. (“Linde Packaged Gas”), which closed on June 30, 2007. The annualized sales of Linde Packaged Gas were $346 million. The operations were principally merged into the Company’s Distribution business segment, while 17 out of 130 branch locations were acquired by the Company’s National Welders operation, which was a consolidated joint venture at that time, and is reflected in the All Other Operations business segment. See Note 3 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of current and prior year acquisition activity. On July 3, 2007, the preferred stockholders of National Welders exchanged their preferred stock for common stock of Airgas (the “National Welders Exchange Transaction”), which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. Upon the exchange, National Welders became a 100% owned subsidiary of Airgas. Although National Welders distributes industrial medical and specialty gases and hardgoods like companies in the Distribution business segment, it is due to the significant production capabilities of National Welders consisting of four air separation plants, two acetylene plants and two specialty gas labs that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations business segment. See Note 13 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of the National Welders Exchange Transaction.
     The Company has two reporting segments, Distribution and All Other Operations. The Distribution business segment primarily engages in the distribution of industrial, medical, and specialty gases and hardgoods. The All Other Operations business segment principally consists of business units that produce gases for sale to third parties and to the business units in the Distribution business segment.

Companies in the All Other Operations business segment operate 13 air separation plants that produce nitrogen, oxygen and argon (one small air separation plant in Hawaii is managed by a Distribution business segment company). These companies are also constructing two additional air separation plants and a liquid CO2 production facility. Other products produced or distributed by companies in the All Other Operations business segment primarily include carbon dioxide, dry ice, nitrous oxide, specialty gases, refrigerants and anhydrous ammonia. Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 23 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” A more detailed description of the Company’s business segments follows:
DISTRIBUTION BUSINESS SEGMENT
     The Distribution business segment accounted for approximately 84% of consolidated sales in each of the fiscal years 2008, 2007 and 2006.
Principal Products and Services
     The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities. Business units in the Distribution business segment also recognize rental revenue and distribute hardgoods. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding and welding related equipment. Gas and rent represented 54%, 52% and 52% of the Distribution business segment’s sales in each of the fiscal years 2008, 2007 and 2006, respectively. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating supplies. Hardgoods sales represented 46%, 48% and 48%, of the Distribution business segment’s sales in each of the fiscal years 2008, 2007, and 2006, respectively.
Principal Markets and Methods of Distribution
     The industry has three principal modes of gas distribution: on-site supply, bulk or merchant supply, and cylinder or packaged gas supply. Airgas’ market focus has been on packaged gas distribution supplying customers with gases in cylinders and in less than truck load bulk quantities. Generally, packaged gas distributors also sell welding hardgoods. The Company believes the U.S. market for packaged gases and welding hardgoods to be approximately $12.5 billion in annual revenue. Packaged gases and welding hardgoods are generally delivered to customers on Company-owned trucks, although third-party carriers are also used in the delivery of welding and safety products and customers can purchase products at retail branch stores and through catalogs and eBusiness.
     Airgas is the largest distributor of packaged gases and welding hardgoods in the United States, with approximately 24% to 26% market share. The Company’s competitors in this market include local and regional independent distributors that serve about half of the market, and large independent distributors and vertically integrated gas producers such as Praxair, Inc. (“Praxair”), Matheson Tri-Gas, Inc., and Liquid Air Corporation of America (“Air Liquide”), which serve the remaining market. Packaged gas distribution is a regional business because it is generally not economical to transport gas cylinders more than 50 to 100 miles. The regionalized nature of the business makes these markets highly competitive. Competition is generally based on reliable product delivery, product availability, quality, and price. The Company also sells safety equipment. The Company believes the U.S. market for safety equipment is greater than $6 billion annually, of which Airgas’ share is approximately 10%.

Customer Base
     The Company’s operations are predominantly in the United States. The customer base is diverse and sales are not dependent on a single or small group of customers. No single customer accounts for more than 0.5% of total net sales. The Company estimates the following industry segments account for the indicated percentages of its total net sales:
•	Industrial Manufacturing (27%)
•	Repair & Maintenance (25%)
•	Non-Residential Construction (13%)
•	Medical (9%)
•	Petrochemical (7%)
•	Food Products (6%)
•	Wholesale Trade (4%)
•	Analytical (2%)
•	Utilities and Mining (2%)
•	Transportation (2%)
•	Other (3%).
Suppliers
     In addition to the gas volumes supplied by the recently acquired Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to contracts with national and regional producers of industrial gases. The Company is a party to a long-term take-or-pay supply agreement, in effect through August 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen and argon. Additionally, the Company has commitments to purchase helium and hydrogen from Air Products under the terms of the take-or-pay supply agreement. The Company is committed to purchase approximately $50 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $16 million and they expire at various dates through 2024. The annual purchase commitments above reflect estimates based on fiscal 2008 purchases.
     The supply agreements noted above contain periodic pricing adjustments based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. The Company believes that, if a long-term supply agreement with a major supplier of gases or other raw materials was terminated, it would look to utilize available internal production capacity and to locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.

ALL OTHER OPERATIONS
     The All Other Operations business segment consists of the Company’s Gas Operations Division, the newly formed Airgas Merchant Gases and National Welders. The Gas Operations Division produces and/or distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, anhydrous ammonia, refrigerants, and specialty gases. Airgas Merchant Gases produces oxygen, nitrogen, and argon, most of which is supplied to business units in the Distribution business segment. National Welders produces and distributes industrial, medical and specialty gases and hardgoods primarily throughout North and South Carolina.
Gas Operations Division
     The Gas Operations Division produces and distributes carbon dioxide and dry ice (solid form of carbon dioxide). Customers include food processors, food service businesses, pharmaceutical and biotech industries, wholesale trade and grocery outlets. Food and beverage applications account for approximately 70% of the market. The dry ice business generally experiences a higher level of sales during the warmer months. The Gas Operations Division also operates 8 national specialty gas labs, a research and development center and two specialty gas equipment shops. These labs generally provide quality management and technical support to approximately 65 regional labs operated by the Distribution business segment. Specialty gas mixtures are predominantly used in research, which account for 40% of the market. Emissions monitoring, food, laser and environmental applications are also major uses of specialty gases. The Gas Operations Division is the largest manufacturer of nitrous oxide gas in North America. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and is utilized in the manufacturing process of certain electronics industries. Airgas Specialty Products is also a business unit in the Gas Operations Division. Airgas Specialty Products is a distributor of anhydrous and aqua ammonia, reclaims and distributes refrigerant gases and manages the Company’s process chemicals product offerings. Anhydrous and aqua ammonia are used for the abatement of nitrogen oxide compounds in the utilities industry. Ammonia is also used in metal finishing, water treatment, chemical processing and refrigeration. Refrigerants are used in a wide variety of commercial and consumer freezing and cooling applications. Process chemicals are reactive compounds used in a wide variety of industrial applications and are distributed through the Company’s Distribution business segment. The Gas Operations Division’s market focus includes bulk customers as well as sales to the Distribution business segment.
Airgas Merchant Gases
     On March 9, 2007, the Company acquired an entity that held the divested U.S. bulk gas assets of Linde AG (“Linde Bulk Gas”) with eight air separation plants (“ASUs”) and about 300 employees. The acquired entity was renamed, “Airgas Merchant Gases,” and now manages production, distribution and sourcing of bulk gases to support the business units in the Distribution business segment as well as its own on-site and direct customers. Airgas now has 14 ASUs, and two more plants under construction, to augment its gas supply sources from other producers. Airgas Merchant Gases directly manages most of these plants, with four ASUs managed by National Welders, and one small ASU in Hawaii managed by Airgas West, a regional company within the Distribution business segment. The air separation plants produce and distribute oxygen, nitrogen and argon. In aggregate, the Company estimates that its atmospheric gas production accounts for approximately 10% of the North American merchant gas production capacity.

National Welders Supply Company, Inc.
     National Welders’ product requirements are principally met through its significant production capabilities consisting of four air separation plants, two acetylene plants and two specialty gas labs. Its significant production capabilities are the primary factor that led the Company to conclude that National Welders is most appropriately reflected in the All Other Operations business segment. National Welders employs over 1,100 associates and primarily delivers its products to a diverse customer base using Company-owned and leased trucks. It also distributes packaged gases and welding products through approximately 65 branch stores.
Suppliers
     The companies in the All Other Operations business segment have significant production capacity. Together, the Gas Operations Division, Airgas Merchant Gases and National Welders operate 13 air separation plants that produce oxygen, nitrogen and argon, which are sold to on-site customers, bulk customers and to the Distribution business segment companies. The Gas Operations Division also operates 4 carbon dioxide production facilities. With 11 dry ice plants (converting liquid carbon dioxide into dry ice), the Gas Operations Division has the largest network of dry ice conversion plants in the United States. These internal sources of carbon dioxide are supplemented by long-term take-or-pay supply contracts. The 4 nitrous oxide production facilities operated by the Gas Operations Division supply both the Gas Operations Division and the Distribution business segment. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers. Airgas Specialty Products purchases ammonia from suppliers under agreements, the largest of which requires a 180-day notice to terminate. The open minimum purchase commitment under this agreement is $22 million. Airgas Specialty Products also purchases refrigerant gases from major manufactures.
AIRGAS GROWTH STRATEGIES
     The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth through core and strategic product offerings that leverage the Company’s infrastructure and customer base, by pursuing acquisitions in the Company’s core business and in adjacent businesses, by providing outstanding customer service and by improving operational efficiencies. To meet this objective, the Company is focusing on:
•	high potential growth markets such as energy and infrastructure construction;
•	less cyclical markets such as, medical, environmental, research, life sciences and food products;
•	strategic product offerings expected to grow faster than the overall economy, e.g., bulk gases, specialty gases, medical products, carbon dioxide and safety products;
•	continued account penetration;
•	improved training, tools and resources for front line associates;
•	reducing costs associated with production, cylinder maintenance and distribution logistics; and
•	acquisitions to complement and expand our business.
REGULATORY AND ENVIRONMENTAL MATTERS
     The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all-material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2008 were not material.

INSURANCE
     The Company has established insurance programs to cover workers’ compensation, business automobile, and general liability claims. During fiscal 2008 and 2007, these programs had self-insured retention of $1 million per occurrence. During fiscal 2006, the Company’s self-insured retention was $500 thousand per occurrence with an additional aggregate retention of $2.2 million for claims in excess of $500 thousand. For fiscal 2009, the self-insured retention will remain $1 million per occurrence. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.
EMPLOYEES
     On March 31, 2008, the Company employed more than 14,500 associates. Approximately 5% of the Company’s associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.
PATENTS, TRADEMARKS AND LICENSES
     The Company holds the following registered trademarks: “Airgas,” “RADNOR,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “SightSense,” “Aspen,” “Gaspro,” “GAIN,” “SoundSense,” “Walk-O2-Bout,” “Airgas Puritan Medical,” “AcuGrav,” “Penguin Brand Dry Ice,” “Kangaroo Kart,” “National Farm and Shop,” “National/HEF,” “UNAMIX,” “UNAMIG Xtra,” “UNAMIG Six,” and “UNATIG.” The Company also holds trademarks for “Freshblend,” “Aspen Refrigerants,” “CO2Direct,” “CO2Direct Refreshingly Easy,” “CO2Direct Rent Plus,” “National Carbonation,” “Mastercut,” “PerfectPour,” “Reklaim,” “Reklam,” Safe-T-Cyl,” “When You’re Ready To Weld,” and “Your Total Ammonia Solution” and a service mark for “You’ll find it with us.” The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.
EXECUTIVE OFFICERS OF THE COMPANY
     The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland	58	Chairman of the Board, President and Chief Executive Officer
Michael L. Molinini	57	Executive Vice President and Chief Operating Officer
Robert M. McLaughlin	51	Senior Vice President and Chief Financial Officer
Robert A. Dougherty	50	Senior Vice President and Chief Information Officer
Patrick M. Visintainer	44	Senior Vice President — Sales
Dwight T. Wilson	52	Senior Vice President — Human Resources
Leslie J. Graff	47	Senior Vice President — Corporate Development
Robert H. Young, Jr.	57	Senior Vice President and General Counsel
Max D. Hooper	48	Division President — West
B. Shaun Powers	56	Division President — East
Ted R. Schulte	57	Division President — Gas Operations
Thomas M. Smyth (1)	54	Vice President and Controller

(1)	Mr. Smyth serves as the Company’s Principal Accounting Officer, but he is not an executive officer.

     Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999, and from January 2005 to present. Mr. McCausland also serves as a board member for the Fox Chase Cancer Center, the Independence Seaport Museum, The International Oxygen Manufacturers Association, Inc. and as a member of the Board of Trustees of the Eisenhower Exchange Fellowships, Inc.
     Mr. Molinini has been Executive Vice President and Chief Operating Officer since January 2005. Prior to that time, Mr. Molinini served as Senior Vice President — Hardgoods Operations from August 1999 to January 2005 and as Vice President — Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. from 1991.
     Mr. McLaughlin has been Senior Vice President and Chief Financial Officer since October 2006 and served as Vice President and Controller since joining Airgas in June 2001. Prior to joining Airgas, Mr. McLaughlin served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999.
     Mr. Dougherty has been Senior Vice President and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from August 1998 to December 2000 and as Director of Information Systems from November 1993 to July 1998 of Subaru of America, Inc.
     Mr. Visintainer has been Senior Vice President — Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President — Sales and Marketing from February 1998 to December 1998 and as President of one of the Company’s subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager — Industrial/Specialty Gases and National Accounts Manager.
     Mr. Wilson was appointed Senior Vice President — Human Resources in January 2004. Prior to joining Airgas, Mr. Wilson served as Senior Vice President, Corporate Resources at DecisionOne Corporation from October 1995 to December 2003.
     Mr. Graff was appointed Senior Vice President — Corporate Development in August 2006. Prior to that, Mr. Graff held various positions since joining the Company in 1989, including Director of Corporate Finance, Director of Corporate Development, Assistant Vice President - Corporate Development, and Vice President — Corporate Development. He has directed the in-house acquisition department since 2001. Prior to joining Airgas, Mr. Graff served with KPMG LLP from 1983 to 1989.
     Mr. Young was appointed Senior Vice President and General Counsel in October 2007. Prior to joining Airgas, Mr. Young was a shareholder of McCausland Keen & Buckman, which he joined in 1985, and served as outside counsel for the Company on many acquisitions and other corporate legal matters. At McCausland Keen & Buckman, Mr. Young focused his practice on general corporate law for both public and private corporations, mergers and acquisitions, and venture capital financing. Mr. Young first joined the law firm in 1985 after beginning his legal career as an attorney at Drinker Biddle & Reath in Philadelphia. Mr. Young is a graduate of Georgetown University Law Center and Williams College.

     Mr. Hooper was appointed Division President — West in December 2005. Prior to this role, Mr. Hooper had been President of Airgas West since 1996. Prior to joining Airgas, Mr. Hooper served for three years as General Manager and President of an independent distributor, Arizona Welding Equipment Company, in Phoenix, AZ and nine years with BOC Gases in various sales and management roles. Mr. Hooper began his career with AG Pond Welding Supply in San Jose, CA in 1983.
     Mr. Powers has been Division President — East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.
     Mr. Schulte has been Division President — Gas Operations since February 2003. Prior to that time, Mr. Schulte served as Senior Vice President — Gas Operations from August 2000 to January 2003, as Vice President — Gas Operations from November 1998 to July 2000 and as President of Airgas Carbonic from November 1997 to October 1998. Prior to joining Airgas, Mr. Schulte served as Senior Vice President of Energetic Solutions, the U.S. subsidiary of ICI Explosives, from June 1997 to October 1997, and as Vice President Industrial Gas Sales of Arcadian Corporation from 1992 through June 1997.
     Mr. Smyth has been Vice President and Controller since November 2006. Prior to that, Mr. Smyth served as Director of Internal Audit since joining Airgas in February 2001 and became Vice President in August 2004. Prior to joining Airgas, Mr. Smyth served in internal audit, controller and chief accounting roles at Philadelphia Gas Works from 1997 to 2001. Prior to that, Mr. Smyth spent 12 years with Bell Atlantic, now Verizon, in a variety of internal audit and general management roles and in similar positions during eight years at Amtrak.
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
Code of Ethics and Business Conduct
     The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company’s website, under the web pages “Company Information,” “About Airgas,” “Corporate Governance.” Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company’s Investor Relations department at:
Airgas, Inc.
Attention: Investor Relations
259 N. Radnor-Chester Rd.
Radnor, PA 19087-5283
Telephone: 610.902.6206

Corporate Governance Guidelines
     The Company adopted Corporate Governance Guidelines as well as charters for its Audit Committee and Governance & Compensation Committee. These documents are available on the Company’s website, noted above. Stockholders may also request a copy of these documents, free of charge, by contacting the Company’s Investor Relations department at the address and phone number noted above.
Certifications
     The certification of the Company’s Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listed Company Manual relating to the Company’s compliance with The New York Stock Exchange’s Corporate Governance Listing Standards was submitted to The New York Stock Exchange on September 4, 2007.
     The Company also filed certifications of its Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its annual report on Form 10-K for each of the years ended March 31, 2008, 2007 and 2006.

ITEM 1A. RISK FACTORS.
      In addition to risk factors discussed elsewhere in this report, the Company believes the following, which have not been sequenced in any particular order, are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward looking statements.
We have significant debt and our debt service obligations are substantial, which could diminish our ability to raise additional capital and limit our ability to engage in certain transactions.
     We have substantial amounts of outstanding indebtedness. As of March 31, 2008, we had total consolidated debt of approximately $1.6 billion, of which $40 million matures within the next 12 months. We also participate in a trade receivables securitization agreement with three commercial banks to sell up to $360 million in qualified trade receivables. At March 31, 2008, the amount of outstanding trade receivables under the program was $360 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
     Our substantial indebtedness could have significant negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other purposes;
•	requiring the dedication of a significant portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for working capital, capital expenditures, acquisitions and other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•	placing us at a possible competitive disadvantage relative to less leveraged competitors;
•	increasing the amount of our interest expense, because some of our borrowings are at variable rates of interest, which would result in higher interest expense if interest rates increase (at current debt levels and ratio of fixed to floating rate debt, we estimate that for every 25 basis point increase in the London Interbank Offered Rate, annual interest expense would increase by $3 million); and
•	limiting, through the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or make investments.
     Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions, governmental regulation, the availability of gas products we distribute and the cost of energy. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.
Despite currently expected levels of indebtedness, we and our subsidiaries will be able to incur substantially more debt, which would increase the risk associated with our significant debt levels.
     We and our subsidiaries will be able to incur substantial additional indebtedness in the future. Although our credit facility and indentures governing our subordinated notes contain limitations on the incurrence of additional indebtedness, those limitations are subject to a number of qualifications and exceptions that, depending on the circumstances at the time, would allow us to incur a substantial amount of additional indebtedness. As of March 31, 2008, we had additional borrowing capacity of approximately $847 million of which $186 million could be drawn under our bank credit facility. To the extent new debt and other obligations are added to our and our subsidiaries’ current debt levels, the substantial risks described in the immediately preceding risk factor would increase.

Demand for our products is affected by general economic conditions and by the cyclical nature of many of the industries we serve, which can cause significant fluctuations in our sales and results.
     Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers can have a material adverse effect on our business. Although we continue to grow in non-cyclical industry segments such as medical, life sciences and environmental (analytical) and food products, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing, non-residential construction, petrochemical and transportation industries, which accounted for approximately 47% of our sales in fiscal 2008. Downturns in these industries, even during periods of strong general economic conditions, can adversely affect our sales and our financial results by affecting demand for and pricing of our products.
We may not be successful in generating market leading sales growth and in controlling expenses, which could limit our ability to achieve our expected growth.
     Although one of our principal business strategies is to drive market leading sales growth, the achievement of this objective may be adversely affected by:
•	competition from independent distributors and vertically integrated gas producers;
•	price increases from gas producers and manufacturers of hardgoods; and
•	general economic conditions in the industrial markets which we serve.
     In addition, we may not be able to adequately control expenses due to inflation and potentially higher costs of our distribution infrastructure.
Increases in product and energy costs could reduce our profitability.
     The cost of industrial gases represented a significant percentage of our operating costs in fiscal 2008. Because the production of industrial gases requires significant amounts of electric energy, industrial gas prices have historically increased as the cost of electric energy increases. Recent price increases in oil and natural gas have resulted in electric energy surcharges. Energy prices may continue to rise and, as a result, increase the cost of industrial gases. In addition, a significant portion of our distribution costs is comprised of diesel fuel costs, which have increased significantly during fiscal 2008. While we have historically been able to pass increases in the cost of our products and operating expenses on to our customers, we cannot guarantee our ability to do so in the future, which could negatively impact our operations, financial results or liquidity.
Our financial results may be adversely affected by gas supply disruptions/constraints.
     We are the largest U.S. distributor of industrial, medical and specialty gases in packaged form and have long-term supply contracts with the major gas producers. Additionally, we operate 14 air separation plants which provides us with substantial production capacity. Both long-term supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut downs, labor strikes, and other supply disruptions occur within our industry. Regional supply disruptions may create shortages of certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant cost to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results in those regions until product sourcing can be restored. In the past, we successfully met customer demand by arranging for alternative supplies and transporting product into an affected region, but we cannot guarantee that we will be as successful in arranging alternative product supplies or passing the additional transportation or other costs on to customers in the event of future supply disruptions, which could negatively impact our operations, financial results or liquidity.

We may not be successful in completing acquisitions, which may adversely affect our growth and operating results.
     We have historically expanded our business primarily through acquisitions. A part of our business strategy is to continue to grow through acquisitions that complement and expand our distribution network. During fiscal 2008, we completed 18 acquisitions. We are continuously evaluating acquisition opportunities, some of which are large and complex, and we are currently in various stages of due diligence or preliminary discussions with respect to a number of potential transactions. We cannot guarantee that we will continue to be able to identify acquisition candidates, or that we will be able to complete acquisitions on terms acceptable to us. In addition, there is no assurance that we will be able to obtain financing on terms acceptable to us for future acquisitions and, in any event, such financing may be restricted by the terms of our credit facility or indentures related to our senior subordinated notes.
We may not be successful in integrating our past and future acquisitions and achieving intended benefits and synergies.
     The process of integrating acquired businesses into our operations and achieving targeted synergies may result in unexpected operating difficulties and may require significant financial and other resources that would otherwise be available for the ongoing development or expansion of the existing operations. Additionally, the failure to achieve targeted synergies or planned operating results could require us to recognize an impairment charge related to goodwill associated with an acquisition. Acquisitions involve numerous risks, including:
•	difficulty with the assimilation of acquired operations, information systems and products;
•	failure to achieve targeted synergies;
•	inability to retain key employees, customers and business relationships of acquired companies; and
•	diversion of the attention and resources of our management team.
     Additionally, the acquired company may not have an internal control structure appropriate for a larger public company resulting in a need for significant remediation.
Acquisitions may have a material adverse effect on our business if we are required to assume debt and other liabilities of the acquired business.
     We may be required to incur additional debt in order to consummate acquisitions in the future, which may be substantial. In addition, acquisitions may result in the assumption of the outstanding indebtedness of the acquired company, as well as the incurrence of contingent liabilities and other expenses. All of the foregoing could materially adversely affect our financial condition and operating results.
We depend on our key personnel to manage our business effectively and they may be difficult to replace.
     Our performance substantially depends on the efforts and abilities of our senior management team, including our Chairman and Chief Executive Officer and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key personnel regarding our distribution infrastructure, systems and products. The loss of key employees could have a negative effect on our business, revenues, results of operations and financial condition.

We are subject to litigation risk as a result of the nature of our business, which may have a material adverse effect on our business.
     From time to time, we are involved in lawsuits that arise from our business transactions. Litigation may, for example, relate to product liability claims, vehicle accidents, contractual disputes, or employment matters. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Those higher operating expenses could have a material adverse effect on our business, results of operations or financial condition.
We have established insurance programs with significant deductibles and maximum coverage limits which could result in the recognition of significant losses.
     We maintain insurance coverage for workers compensation, auto and general liability claims with significant per claim deductibles and in some policy years aggregate per claim retentions above those deductibles. In the past, we have incurred significant workers compensation, auto, and general liability losses. Such losses could result in not achieving profitability goals. Additionally, claims in excess of our insurance limits could have a material adverse effect on our financial condition, results of operations or liquidity.
Catastrophic events may disrupt our business and adversely affect our operating results.
     Although our operations are widely distributed across the U.S., a catastrophic event such as a fire or explosion at one of the Company’s fill plants or natural disasters, such as hurricanes, tornados and earthquakes, could result in significant property losses, employee injuries and third-party damage claims. Additionally, such events may severely impact our regional customer base and supply sources resulting in lost revenues, higher product costs, and increased bad debts.
We are subject to environmental, health and safety regulations which could subject us to liability and we will have ongoing environmental costs.
     We are subject to laws and regulations relating to the protection of the environment and natural resources. These include, among other things, the management of hazardous substances and wastes, air emissions and water discharges. Violations of some of these laws can result in substantial penalties, temporary or permanent plant closures and criminal convictions. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See Item 1, “Business— Regulatory and Environmental Matters” above.
We operate in a highly competitive environment and such competition could negatively impact us.
     The U.S. industrial gas industry is comprised of a small number of major producers. Additionally, there are hundreds of smaller, local distributors, some of whom operate on a low-cost basis, primarily in the packaged gas segment. Some of our competitors may have greater financial resources than we do. If we are unable to compete effectively with our competitors, we will suffer lower revenue and a loss of market share.

Although the current trend is for increasing prices, the industrial gas industry has experienced periods of falling prices, and if such a trend were to return, we could experience reduced revenues and/or cash flows.
     Previously, our major competitors and we have had to reduce prices in order to maintain our market share. Although prices are now increasing, in part due to increased energy and raw materials costs, we cannot guarantee that the prices of our products will not fall in the future, which could adversely affect our revenues and cash flows, or that we will be able to maintain current levels of profitability.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     The Company operates in 48 states, Canada and to a lesser extent Mexico, Russia and Dubai. The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.
     The Company’s Distribution business segment operates a network of multiple use facilities consisting of approximately 770 branches, over 300 cylinder fill plants, including approximately 65 regional specialty gas laboratories, 17 acetylene plants and one small ASU, as well as 6 regional distribution centers, various customer call centers, buying centers and administrative offices. The Distribution business segment conducts business in 46 states. National Welders, reflected in the All Other Operations business segment, distributes industrial, medical and specialty gases and hardgoods for the Company primarily in North and South Carolina. The Company owns approximately 39% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities are leased from employees and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.
     The Company’s All Other Operations business segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of approximately 120 branch/distribution locations, 2 acetylene plants, 4 liquid carbon dioxide and 11 dry ice production facilities, 13 air separation plants, 25 fill plants, 8 national specialty gas laboratories, 1 research and development center, 2 specialty gas equipment centers, and 4 nitrous oxide production facilities. The Company owns 47% of these facilities. The remaining facilities are leased from third parties.
     During fiscal 2008, the Company’s production facilities operated at approximately 80% of capacity based on an average daily production period of 16 hours. If required, additional shifts could be run to expand production capacity.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2006 to March 31, 2008:

			Dividends Per
	High	Low	Share
Fiscal 2008

First Quarter	$48.23	$41.49	$0.09
Second Quarter	52.05	42.31	$0.09
Third Quarter	55.27	45.85	$0.09
Fourth Quarter	51.01	40.24	$0.12

Fiscal 2007

First Quarter	$41.41	$33.79	$0.07
Second Quarter	38.12	34.11	$0.07
Third Quarter	42.91	36.05	$0.07
Fourth Quarter	42.72	39.31	$0.07
     The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on May 28, 2008, was $59.18 per share. As of May 28, 2008, there were approximately 15,200 beneficial stockholders of the Company’s common stock, of which approximately 1,200 were stockholders of record.
     On May 20, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable June 30, 2008 to stockholders of record as of June 12, 2008. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Stockholder Return Performance Presentation
     Below is a graph comparing the yearly change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P MidCap 400 Chemicals Index and the S&P MidCap 400 Index for the five-year period that began April 1, 2003 and ended March 31, 2008.
     The Company believes the use of the S&P MidCap 400 Chemicals Index and S&P MidCap 400 Index for purposes of this performance comparison is appropriate because Airgas is a component of the indices and they include companies of similar size as Airgas.

Stock Repurchase Plan
     On March 10, 2008, the Company announced the reinstatement of its existing stock repurchase plan and 495,700 shares of Company common stock were repurchased during fiscal 2008. Since inception of the plan, 865,300 shares have been repurchased under the plan and $116 million of the original $150 million authorization remains available for repurchase. The plan had been suspended while the Company consummated and integrated its acquisitions of Linde AG’s U.S. bulk and packaged gas assets.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Dollar Value of
	Total Number		Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased	Paid Per Share	Announced Plan	Under the Plan (1)(2)

1/1/08-1/31/08	—	—	—	—
2/1/08-2/29/08	—	—	—	—
3/1/08-3/31/08	495,700	$43.62	495,700	$115,606,346

Total	495,700	$43.62	495,700	$115,606,346

(1)	On November 15, 2005, the Company announced plans to purchase up to $150 million of Airgas, Inc. common stock under a stock repurchase plan approved by the Company’s Board of Directors.

(2)	For the quarter ended March 31, 2008, the Company expended $17 million in cash for the repurchase of shares. In addition, $4.6 million was recorded as an accrued liability on the March 31, 2008 consolidated balance sheet for a stock purchase executed in March 2008 that settled in April 2008.

ITEM 6. SELECTED FINANCIAL DATA.
     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s consolidated financial statements and notes thereto included in Item 8 herein.

	Years Ended March 31,
(In thousands, except per share amounts):	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
Operating Results:
Net sales	$4,017,024	$3,205,051	$2,829,610	$2,367,782	$1,855,360
Depreciation and amortization	189,775	147,343	127,542	111,078	87,447
Special charge (recovery), net	—	—	—	—	(776)
Operating income	476,146	341,452	268,758	202,454	168,544
Interest expense, net	89,860	60,180	53,812	51,245	42,357
Discount on securitization of trade receivables	17,031	13,630	9,371	4,711	3,264
Loss on debt extinguishment	—	12,099	—	—	—
Other income, net	1,507	1,601	2,462	1,129	1,472
Income taxes	144,184	99,883	77,866	54,261	47,659
Minority interest in earnings of consolidated affiliate	(3,230)	(2,845)	(2,656)	(1,808)	(452)
Equity in earnings of unconsolidated affiliate	—	—	—	—	4,365

Income from continuing operations	223,348	154,416	127,515	91,558	80,649
Income (loss) from discontinued operations, net of tax	—	—	(1,424)	464	(457)
Cumulative effect of a change in accounting principle, net of tax	—	—	(2,540)	—	—

Net earnings	$223,348	$154,416	$123,551	$92,022	$80,192

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations	$2.74	$1.98	$1.66	$1.22	$1.11
Earnings (loss) from discontinued operations	—	—	(0.02)	0.01	(0.01)
Cumulative effect of a change in accounting principle	—	—	(0.03)	—	—

Net earnings per share	$2.74	$1.98	$1.61	$1.23	$1.10

DILUTED
Earnings from continuing operations	$2.66	$1.92	$1.62	$1.19	$1.08
Earnings (loss) from discontinued operations	—	—	(0.02)	0.01	(0.01)
Cumulative effect of a change in accounting principle	—	—	(0.03)	—	—

Net earnings per share	$2.66	$1.92	$1.57	$1.20	$1.07

Dividends per common share declared and paid (6)	$0.39	$0.28	$0.24	$0.18	$0.16

Balance Sheet Data at March 31:
Working capital	$132,323	$121,543	$(17,138)	$132,969	$88,826
Total assets	3,979,261	3,333,457	2,474,412	2,291,863	1,960,606
Current portion of long-term debt	40,400	40,296	131,901	6,948	6,140
Long-term debt	1,539,648	1,309,719	635,726	801,635	682,698
Deferred income tax liability, net	439,782	373,246	327,818	282,186	253,529
Other non-current liabilities	80,104	39,963	30,864	24,391	28,756
Minority interest in affiliate	—	57,191	57,191	36,191	36,191
Stockholders’ equity	1,413,336	1,125,382	947,159	814,172	691,901
Capital expenditures for years ended March 31,	267,378	238,274	208,603	167,977	93,749

(1)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” the results for fiscal 2008 include a one time, non-cash charge of $2.5 million, or $0.03 per diluted share, related to the National Welders Exchange Transaction through which the joint venture became a 100% owned subsidiary. Also included in the results for fiscal 2008 is a tax benefit of $1.3 million, or $0.01 per diluted share, due to a change in Texas state income tax law. Fiscal 2008 acquisition integration costs, principally related to the Linde Bulk Gas and Linde Package Gas acquisitions, were $10.1 million ($6.2 million after tax).

(2)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” the results for fiscal 2007 include a charge of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share, for the early extinguishment of debt and a tax benefit of $0.02 per diluted share related to a change in Texas state income tax law. The Company also adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, utilizing the modified prospective method in fiscal 2007. Under the modified prospective method, no stock-based compensation expense was reflected in periods prior to fiscal 2007. Stock-based compensation expense in fiscal 2007 was $15.4 million ($10.9 million after tax), or $0.13 per diluted share.

(3)	The results for fiscal 2006 include an after-tax charge of $2.5 million as a result of the adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which was recorded as a cumulative effect of a change in accounting principle, an after-tax loss of $1.9 million on the divestiture of Rutland Tool, which was reported as a discontinued operation, and an estimated loss of $2.2 million ($1.4 million after tax) related to hurricanes Katrina and Rita. Working capital decreased in fiscal 2006 compared to 2005 primarily due to an increase in the current portion of long-term debt.

(4)	The results for fiscal 2005 include integration costs related to the acquisition of the U.S. packaged gas business of The BOC Group, Inc. and employee separation costs of $6.4 million ($4 million after tax). Fiscal 2005 also reflected a full year of National Welders as a consolidated affiliate. See Note 13 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

(5)	The results for fiscal 2004 include a fourth quarter special charge recovery of $776 thousand ($480 thousand after tax) reflecting lower estimates of the ultimate cost of prior years’ restructuring activities. Fiscal 2004 results also include the fourth quarter consolidation of the National Welders joint venture in accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”). See Note 13 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.” Prior to the adoption of FIN 46R, the Company used the equity method of accounting for its investment in National Welders. Accordingly, the consolidation of National Welders under FIN 46R did not have an impact on the Company’s net earnings.

(6)	In the fourth quarter of fiscal 2008, the Company paid a regular quarterly cash dividend of $0.12 per share. During the first three quarters of fiscal 2008, fiscal 2007, fiscal 2006, fiscal 2005 and fiscal 2004, the Company paid its stockholders regular quarterly cash dividends of $0.09, $0.07, $0.06, $0.045 and $0.04 per share, respectively. In addition, on May 20, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable June 30, 2008 to stockholders of record as of June 12, 2008. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS: 2008 COMPARED TO 2007
OVERVIEW
     Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the fiscal year ended March 31, 2008 (“fiscal 2008” or “current year”) of $4 billion compared to $3.2 billion for the fiscal year ended March 31, 2007 (“fiscal 2007” or “prior year”). Net sales increased by 25% in fiscal 2008 driven by the impact of current and prior year acquisitions and strong same-store sales growth. Acquisitions accounted for 18% of overall sales growth, primarily driven by the two Linde AG acquisitions, described below. Same-store sales growth contributed 7% to the increase in total sales, driven equally by pricing and higher sales volumes. Sales growth related to pricing reflected price increases, which were designed to offset rising product, operating and distribution costs. Higher sales volumes resulted from continued strength in the following: energy and infrastructure construction, medical, food products, environmental, analytical and life sciences customer segments, as well as modest growth of other industrial markets served by the Company. The Company’s strategic products and related growth initiatives, described below, also contributed significantly to overall sales growth in fiscal 2008.
     Strong operating leverage on sales growth resulted in a 120 basis point expansion in the operating income margin to 11.9% in fiscal 2008 compared to 10.7% in the prior year. Net earnings per diluted share grew 39% to $2.66 in fiscal 2008 versus $1.92 in the prior year. Fiscal 2008 included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders Supply Company, Inc. (“National Welders”) from a joint venture to a 100% owned subsidiary, and $0.01 per diluted share tax benefit related to a change in state tax law. Fiscal 2007 included a charge of approximately $0.10 per diluted share from the redemption of the Company’s 9.125% senior subordinated notes and a $0.02 per diluted share tax benefit from a change in state income tax law.
Acquisitions
     Fiscal 2008 was a landmark acquisition year for the Company with a total of 18 businesses acquired that generate aggregate annual revenues of more than $500 million. The largest of these acquisitions was the June 30, 2007 acquisition of the U.S. packaged gas operations of Linde AG (“Linde Packaged Gas”) for $310 million in cash. The acquisition of Linde Packaged Gas included 130 locations in 18 states, with more than 1,400 employees. The acquired business is involved in the distribution of packaged gases and related hardgoods. Linde Packaged Gas generated $346 million in annual revenues during calendar year 2006. Of the 130 locations acquired, 113 locations were merged into the operations of seven regional companies in the Distribution business segment while 17 branches were merged into the operations of National Welders, included in the All Other Operations business segment. In addition, during fiscal 2008, the Company acquired 17 other businesses and settled acquisition holdback liabilities for cash consideration of $170 million. These other acquired businesses generated aggregate annual revenues of more than $160 million.
     Fiscal 2008 financial results also reflect the impact of prior year acquisitions. The most significant of these was the March 9, 2007 acquisition of the divested U.S. bulk gas assets of Linde AG (“Linde Bulk Gas”) for $495 million in cash. The Linde Bulk Gas acquisition included eight air separation plants and related bulk gas business with about 300 employees. The acquired business produces and distributes oxygen, nitrogen and argon and generated $176 million in annual revenues during calendar year 2006.

The acquired business was renamed “Airgas Merchant Gases” and now manages production, distribution and administrative functions for seven of the air separation plants. One air separation plant and its aligned sales were transferred to National Welders. Airgas Merchant Gases is reflected in the Company’s All Other Operations business segment. Most of the acquired Linde Bulk Gas customers and related service equipment were transferred to existing Distribution business units. Airgas Merchant Gases principally operates as an internal supplier of bulk oxygen, nitrogen and argon to the business units in the Distribution business segment.
National Welders Exchange Transaction
     On July 3, 2007, the preferred stockholders of National Welders exchanged their preferred shares of National Welders for 2.47 million shares of Airgas common stock (the “National Welders Exchange Transaction”). Upon the exchange, National Welders, formerly a consolidated joint venture, became a 100% owned subsidiary of Airgas. As part of the negotiated exchange, in addition to the shares of Airgas common stock the preferred stockholders had the option to acquire, the Company issued an additional 144 thousand Airgas shares (included in the 2.47 million shares) to the preferred stockholders, which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. In connection with the National Welders Exchange Transaction, the Company amended its senior credit facility to increase the size of its U.S. dollar revolving credit line by $100 million to refinance National Welders’ debt assumed in the transaction. See Note 13 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of the National Welders Exchange Transaction.
Strategic Products
     Sales of strategic products generated strong growth of 10% in fiscal 2008. Strategic products include safety products, medical, specialty and bulk gases as well as carbon dioxide and dry ice. The Company has focused on these products over the last decade to broaden its product portfolio and diversify against traditional industrial cyclicality. Many of the strategic products are sold to customers in non-cyclical sectors of the economy, including medical, life sciences, food processing and environmental markets. In addition, some of these products represent a strong cross-selling opportunity within our broad base of existing customers. The Company believes its focus on these strategic products and markets will help to mitigate the impact of a slowing economic environment.
Supply Constraints
     The industrial gas industry is working through supply constraints related to certain gases, such as helium, argon and carbon dioxide. Throughout fiscal 2008, there has been an industry-wide helium shortage resulting in a significant increase in helium costs and reduced volumes available for sale. More recently, the Company’s helium supply constraints have been mitigated through new supply agreements and relaxed allocations. The Company’s position in argon is also constrained, but has improved recently, as new sources have eased some of the supply issues and gas production capacity is at its highest during the winter months due to lower ambient air temperatures. The Company believes that it will continue to be able to keep its customers supplied by constantly evaluating and improving product sourcing strategies.
     In some areas of the country, carbon dioxide is also under pressure, as old supply sources have been depleted without being replaced. In October 2007, the Company announced an agreement with Shell Oil to build a 450 ton-per-day plant in Deer Park, Texas, to better serve the Houston and South Texas areas. The Deer Park plant is expected to begin operating by January 2009. The Company also announced a joint marketing alliance with Renew Energy, LLC, Wisconsin’s newest and largest ethanol plant, which will enable Airgas’ carbon dioxide subsidiary to market beverage-grade liquid carbon dioxide co-product from the plant. The Company began distributing carbon dioxide under the marketing alliance in March 2008. The Company will continue to search for new supply sources of carbon dioxide in areas in which supply is limited.

Reinstated Stock Repurchase Plan
     In November 2005, the Company’s Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) that provided the Company with the authorization to repurchase up to $150 million of its common stock. The Repurchase Plan was suspended in July 2006 while the Company consummated its acquisitions of Linde AG’s U.S. bulk and packaged gas assets. In March 2008, the Company reinstated its Repurchase Plan and repurchased 496 thousand shares for $21.6 million. As of March 31, 2008, the Company has the remaining authorization to spend up to $116 million on future purchases of its common stock under the Repurchase Plan.

INCOME STATEMENT COMMENTARY
Net Sales
     Net sales increased 25% in fiscal 2008 compared to fiscal 2007 driven by acquisition growth of 18% and strong same-store sales growth of 7%. Pricing and volume sales gains contributed equally to same-store sales growth. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.
Net Sales

(In thousands)	2008	2007	Increase
Distribution	$3,344,064	$2,691,814	$652,250	24%
All Other Operations	839,757	579,671	260,086	45%
Intercompany eliminations	(166,797)	(66,434)	(100,363)

	$4,017,024	$3,205,051	$811,973	25%

     The Distribution business segment’s principal products include industrial, medical specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution business segment sales increased 24% compared to the prior year driven by sales contributed by both current and prior year acquisitions of $431 million and same-store sales growth of $221 million (7%). Sales growth from acquired businesses was principally attributable to the acquisitions of Linde Bulk Gas and Linde Packaged Gas customers that are now served by the Distribution business segment. The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of $135 million (8%) and higher hardgoods sales of $86 million (6%). Strong same-store sales growth in the Company’s core gas and welding hardgoods business reflected broad-based demand from industrial markets as well as strong demand in the energy and infrastructure construction sectors, which include projects such as power plants, refineries, pipelines, water treatment plants, bridges and airports. The Distribution business segment’s sales were also driven by strong sales growth of strategic products. Fiscal 2008 acquisitions are expected to contribute more than $180 million to the Distribution business segment sales growth in fiscal 2009.
     The Distribution segment’s gas and rent same-store sales growth of 8% reflects both price increases and volume growth, which contributed equally to sales growth. Sales of strategic gas products increased 12% driven by bulk, medical and specialty gas sales gains. Bulk gas sales volumes were up 14% reflecting volume growth from enhanced production capabilities and expanded geographic market coverage associated with the Linde Bulk Gas acquisition. The Company’s strong position as a bulk gas distributor also helped increase the number of new bulk customer contracts signed during the year. Medical gas sales grew 9% attributable to continued success with the hospital, physician and dental care markets, all of which have strong future growth prospects. The Walk-O2-Bout® medical cylinder program tailored for the respiratory therapy market also contributed to medical gas sales. Strong specialty gas sales growth of 12% was driven by demand from key customers in bio-tech, life sciences, research, and environmental monitoring markets. The Company expects these specialty gas markets to continue to propel specialty gas sales growth in the future. Rental revenues benefited from the Company’s rental welder business that generated 24% same-store sales growth in the current year. The Company’s rental welder business was helped by its sales concentration in energy and infrastructure construction.
     Hardgoods same-store sales growth of 6% reflects both volume and price gains, which contributed about equally to growth. The Company’s successful RADNOR® private label brand of products generated sales growth of 24% in the current year, reaching a total of $159 million. Sales of Radnor brand products were helped by the stocking of these products in the branch stores obtained from the Linde Packaged Gas acquisition. Same-store sales of safety products increased 8% resulting from the success of the telemarketing operations (telesales) and effective cross-selling of safety products to new and existing customers. Hardgoods same-store sales growth slowed to 4% in the fourth quarter driven by lower volumes reflecting the recent slowness in certain industrial markets.
     The All Other Operations business segment consists of the Company’s Gas Operations Division, Airgas Merchant Gases and National Welders. The Gas Operations Division produces and/or distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, specialty gases, anhydrous ammonia, refrigerants and related supplies, services and equipment. The Linde Bulk Gas business acquired in March 2007 and renamed “Airgas Merchant Gases” manages production, distribution and administrative functions for the acquired air separation plants. Airgas Merchant Gases principally acts as an internal wholesale supplier to the Distribution business segment. The business units in the Distribution business segment manage the customer relationships and bill the bulk gas customers. Accordingly, the majority of the operating profits related to bulk gas sales are reported in the Distribution business segment. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods principally in North Carolina and South Carolina.
     Fiscal 2008 sales of the All Other Operations’ business segment increased $260 million (45%) compared to the prior year resulting from acquisitions and same-store sales growth. Acquisitions contributed 36% to the segment’s sales growth, which was primarily driven by sales of $109 million of acquired sales from Airgas Merchant Gases. Sales of Airgas Merchant Gases to the Distribution business segment also drove much of the increase in intercompany sales, which are eliminated in consolidation. The addition of National Welders’ portion of the acquired Linde Packaged Gas business contributed $44 million to acquired sales. Other acquisitions in this segment included refrigerant businesses, which contributed $37 million to acquired sales. Same-store sales growth of 9% was driven by sales gains of anhydrous ammonia, refrigerant and carbon dioxide products. Sales volume gains of ammonia resulted from strong demand from customers in the chemical production industry. Sales growth of refrigerants was driven by higher volumes, particularly in the fourth quarter of fiscal 2008, as customers sourced product in advance of the warmer summer months. Sales growth of carbon dioxide and dry ice reflected continued success in the food processing, food and beverage service, pharmaceutical and biotech industries.

Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. As disclosed in Note 1 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” the Company reflects distribution costs as an element of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its plant and equipment in the Consolidated Statement of Earnings line “Depreciation.” Other companies may report certain or all of these costs as elements of their Cost of Products Sold and, as such, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 28% principally from acquisitions and sales growth. The gross margin in the current year increased 90 basis points to 52.0% compared to 51.1% in the prior year, with the increase driven primarily by a favorable shift in product mix towards higher-margin gas as well as the impact of pricing.
Gross Profit

(In thousands)	2008	2007	Increase
Distribution	$1,671,883	$1,336,447	$335,436	25%
All Other Operations	418,715	301,514	117,201	39%

	$2,090,598	$1,637,961	$452,637	28%

     The Distribution business segment’s gross profits increased 25% compared to the prior year. The Distribution business segment’s gross margin was 50% versus 49.6% in the prior year. The 40 basis point increase in the gross margin reflected the favorable shift in product mix toward gas and rent as well as the impact of price increases. Gas and rent as a percentage of the Distribution business segment’s sales was 54.1% in the current year as compared to 52.0% in the prior year.
     The All Other Operations business segment’s gross profits increased 39% primarily from acquisitions. Gross profit growth of 30% from acquisitions was principally due to Airgas Merchant Gases, the addition of National Welders’ portion of the Linde Packaged Gas acquisition and the acquired refrigerant businesses. The remaining gross profit growth of 9% was primarily driven by strong sales growth of anhydrous ammonia, refrigerant and carbon dioxide products. The segment’s gross margin decreased 210 basis points to 49.9% versus 52.0% in the prior year driven by the addition of Airgas Merchant Gases, which has lower gross margins than the other businesses in the All Other Operations business segment. Airgas Merchant Gases acts as an internal wholesale supplier of bulk gases to business units in the Distribution business segment.
Operating Expenses
     Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     As a percentage of net sales, SD&A expense decreased 40 basis points to 35.5% compared to 35.9% in the prior year reflecting improved cost leverage and effective cost management. SD&A expenses increased $276 million (24%) primarily from operating costs of acquired businesses and higher variable expenses associated with the growth in sales volumes. Acquisitions contributed estimated incremental SD&A expenses of approximately $186 million in the current year, including integration expenses of $10 million principally related to the Linde Packaged Gas acquisition. The increase in SD&A expense attributable to factors other than acquisitions was approximately $90 million, or an increase of 7%, primarily due to salaries and wages and distribution-related expenses.

The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand. The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs. Higher fuel and vehicle maintenance costs were related to the increase in miles driven to support sales growth. Average diesel fuel prices were also higher versus the prior year.
     Depreciation expense of $176 million increased $37 million (27%) compared to the prior year. Acquired businesses added approximately $28 million to depreciation expense. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $14 million was $5 million (64%) higher than the prior year driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Operating income increased 39% in the current year driven by higher sales levels and margin improvement. Improved cost leverage on sales growth was the primary contributor to a 120 basis point increase in the operating income margin to 11.9% compared to 10.7% in the prior year. Acquisition integration costs principally associated with the Linde Packaged Gas acquisition reduced the operating income margin by approximately 25 basis points.
Operating Income

(In thousands)	2008	2007	Increase
Distribution	$388,100	$266,708	$121,392	46%
All Other Operations	88,046	74,744	13,302	18%

	$476,146	$341,452	$134,694	39%

     Operating income in the Distribution business segment increased 46% in the current year. The Distribution business segment’s operating income margin increased 170 basis points to 11.6% compared to 9.9% in the prior year. The significant margin improvement was driven by continued operating profit leverage on sales growth, effective management of costs and pricing and the addition of the distribution customers from the Linde Bulk Gas business, which contributed approximately 80 basis points of the operating margin increase. Acquisition integration costs primarily related to the Linde Packaged Gas acquisition reduced the Distribution business segment’s operating income margin by approximately 25 basis points.
     Operating income in the All Other Operations business segment increased 18% compared to the prior year, principally driven by acquisitions. The segment’s operating income margin of 10.5% was 240 basis points lower than 12.9% in the prior year. Airgas Merchant Gases’ internal transfer pricing on sales to the Distribution business segment was responsible for 150 basis points of the operating income margin decline. Another factor contributing to the decline in the operating income margin was the addition of National Welders’ portion of the Linde Packaged Gas acquisition and its related integration costs.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $107 million representing an increase of 45% compared to the prior year. The increase primarily resulted from higher average debt levels associated with acquisitions and a larger securitization program, partially offset by lower weighted-average interest rates related to the Company’s variable rate debt instruments and the refinancing of the 9.125% senior subordinated notes in the prior year. See the discussion of the refinancing of the senior subordinated notes under the section Loss on Debt Extinguishment, below.

     The Company participates in a securitization agreement with three commercial banks to sell up to $360 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $360 million at March 31, 2008 versus $264 million at March 31, 2007. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at March 31, 2008 was 40% fixed to 60% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.
Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes at a premium of 104.563% with borrowings under the Company’s revolving credit facility. In conjunction with the redemption, the Company recognized a charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.
Income Tax Expense
     The effective income tax rate was 38.9% of pre-tax earnings in the current year compared to 38.8% in the prior year. The current and prior year periods include tax benefits associated with a change in the Texas state income tax law, which reduced the effective tax rate by 0.3% and 0.7%, respectively. The prior year tax benefit resulted from the initial change in the law and the current year tax benefit was based on additional guidance issued by the state of Texas. These tax benefits reflect the reduction of deferred tax liabilities previously established for temporary differences under the prior state tax law. The fiscal 2007 tax rate also reflects the absence of state tax benefits associated with the loss on the extinguishment of debt.
Net Earnings
     Net earnings were $223 million, or $2.66 per diluted share, compared to $154 million, or $1.92 per diluted share, in the prior year. The current year included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a 100% owned subsidiary, and $0.01 per diluted share tax benefit related to a change in Texas state income tax law. The prior year period included a charge of approximately $0.10 per diluted share from the early extinguishment of debt and a $0.02 per diluted share tax benefit from a change in Texas state income tax law.

RESULTS OF OPERATIONS: 2007 COMPARED TO 2006
OVERVIEW
     The Company had net sales for the fiscal year ended March 31, 2007 (“fiscal 2007”) of $3.20 billion compared to $2.83 billion for the fiscal year ended March 31, 2006 (“fiscal 2006”). Net sales increased by 13% driven by strong same-store sales growth and the impact of acquisitions. Same-store sales growth contributed 8% to the increase in total sales. Same-store sales growth was driven equally by pricing initiatives and higher sales volumes. Price increases were initiated in response to rising product, operating and distribution costs. Higher sales volumes resulted from the continued strength of the industrial economy, the non-residential construction environment, and the continued success of the Company’s growth initiatives. Acquisitions continue to be an important component of the Company’s growth contributing 5% to the overall increase in net sales. Operating income margin expanded 120 basis points in fiscal 2007 to 10.7% compared to 9.5% in fiscal 2006 reflecting continued operating leverage. Solid sales growth and operating expense discipline resulted in income from continuing operations of $154 million, or $1.92 per diluted share, compared to $128 million, or $1.62 per diluted share, in fiscal 2006.
Accounting Change
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”), using the modified prospective method. The standard requires the Company to estimate the value of stock options issued to employees, including options to purchase shares under its Employee Stock Purchase Plan, and recognize stock-based compensation expense over the period in which the options vest. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation. In fiscal 2007, the Company recognized stock-based compensation expense of $15.4 million ($10.9 million after tax), or $0.13 per diluted share. Since the Company adopted SFAS 123R using the modified prospective method, no stock-based compensation expense was reflected in earnings prior to April 1, 2006.
Acquisitions
     During fiscal 2007, the Company completed 13 acquisitions with combined annual sales of approximately $336 million. These acquisitions included the September 2006 purchase of Houston, Texas-based Aeriform Corporation, a distributor of industrial gases and related hardgoods. Aeriform, with 29 locations and 240 employees in Texas, Louisiana, Oklahoma and Kansas, generated annual revenue of $65 million. In November 2006, the Company purchased the Union Industrial Gas Group, a distributor of industrial gases and related hardgoods. The Union Industrial Gas Group, with 14 locations and 100 employees in New Mexico, Texas and Louisiana, had annual revenue of $38 million. In January 2007, the Company purchased CFC Refimax, a leading full-service refrigerant supplier and reclamation company. CFC Refimax, based in Atlanta, Georgia with 50 employees, generated annual revenue of $19 million. In March 2007, the Company completed the Linde Bulk Gas acquisition. The Linde Bulk Gas acquisition, consisting of eight air separation units (ASUs) and 300 employees, produced annual revenue of $176 million for the year ended December 31, 2006. The total aggregate purchase price for the fiscal 2007 acquisitions was $688 million, of which $495 million was paid for the Linde Bulk Gas acquisition.

Financing
     In July 2006, the Company amended and restated its senior credit facility with a syndicate of lenders. The increased borrowing capacity under the senior credit facility provided the Company with financing to close the March 2007 Linde Bulk Gas acquisition, refinance $100 million of its 7.75% medium-term notes in September 2006, and redeem its $225 million 9.125% senior subordinated notes (the “Notes”).
     The Notes, which would have matured on October 1, 2011, were redeemed at a premium of 104.563% of the principal amount with borrowings under the Company’s credit facility. In conjunction with the redemption of the Notes, the Company recognized a charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.

INCOME STATEMENT COMMENTARY
Net Sales
     Net sales increased 13% in fiscal 2007 compared to fiscal 2006 driven by strong same-store sales growth of 8% and acquisition growth of 5%. Same-store sales growth reflected pricing initiatives, volume growth, and strategic product sales gains, driven by the continued strength of the industrial production, energy and infrastructure construction markets served by the Company. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from All Other Operations to the Distribution business segment.
Net Sales

(In thousands)	2007	2006	Increase
Distribution	$2,691,814	$2,395,938	$295,876	12%
All Other Operations	579,671	493,430	86,241	17%
Intercompany eliminations	(66,434)	(59,758)	(6,676)

	$3,205,051	$2,829,610	$375,441	13%

     Distribution business segment sales increased 12% compared to fiscal 2006 driven by same-store sales growth of $200 million (8%) and sales contributed by acquisitions of $96 million (4%). The increase in Distribution same-store sales resulted from higher hardgoods sales of $95 million (8%) and gas and rent sales growth of $105 million (8%). Broad demand from industrial, energy, and infrastructure construction sectors helped the Company’s core gas and welding hardgoods business. Several of the Company’s business units reported double-digit growth. Sales growth was also driven by double digit growth of strategic products sales. Fiscal 2007 acquisitions attributable to the Distribution business segment historically generated annual revenue of approximately $300 million. The largest of the fiscal 2007 acquisitions closed in the second half of the fiscal year, with the Linde Bulk Gas acquisition closing in March 2007.
     The Distribution business segment’s gas and rent same-store sales increase of 8% reflects both price increases and volume growth. Sales of industrial gases during fiscal 2007 remained strong reflecting demand from the Company’s core industrial markets. Sales of strategic gas products increased 11% in fiscal 2007 driven by bulk, medical and specialty gas sales gains. Bulk gas sales volumes were up related to growth in micro-bulk and the signing of new bulk customer contracts. Medical gas sales growth was attributable to higher demand from the hospital sector as well as success of the Walk-O2-Bout® medical cylinder program. Rental revenues benefited from the Company’s rental welder business that generated 33% same-store sales growth in fiscal 2007. The rebuilding effort in the Gulf Coast area, power plant construction projects and the strong infrastructure construction market contributed to the increase in demand for welding machines, gases and consumables.
     Hardgoods same-store sales growth reflects continued volume and pricing gains. The Company’s successful RADNOR® private label brand of products generated sales growth of 11% in fiscal 2007, reaching a total of $128 million. Same-store sales of safety products increased 10% reflecting the success of the telemarketing operations (telesales) and effective cross-selling of safety products to new and existing customers.
     All Other Operations business segment’s sales increased $86 million (17%) compared to fiscal

2006 resulting from same-store sales growth and acquisitions. Same-store sales growth of 8% was driven by continued sales gains of National Welders and growth in carbon dioxide products. Sales of dry ice and liquid carbon dioxide were strong contributors to sales growth in fiscal 2007 reflecting success in the food processing and industrial carbon dioxide markets and the Company’s nationwide network of Penguin dry ice retail locations. Sales growth from acquisitions primarily reflects a fiscal 2006 acquisition of a packaged gas distributor by National Welders. Fiscal 2007 acquisitions reflected in the All Other Operations business segment include CFC Refimax, and the Linde Bulk Gas business. Fiscal 2007 acquisitions did not significantly impact the fiscal years’ sales growth as they closed in the fourth quarter.
Gross Profits
     Gross profits increased 15% principally from sales growth and acquisitions. The gross margin was 51.1% compared to 50.5% in fiscal 2006.
Gross Profit

(In thousands)	2007	2006	Increase
Distribution	$1,336,447	$1,172,503	$163,944	14%
All Other Operations	301,514	255,129	46,385	18%

	$1,637,961	$1,427,632	$210,329	15%

     The Distribution business segment’s gross profits increased $164 million (14%) compared to fiscal 2006. The Distribution segment’s gross margin was 49.6% versus 48.9% in fiscal 2006. The increase in the gross margin of 70 basis points reflected the impact of price increases as well as a favorable shift in product mix toward and within gas and rent. Gas and rent as a percentage of the Distribution business segment’s sales was 52.0% compared to 51.7% in fiscal 2006.
     The All Other Operations business segment’s gross profits increased $46 million (18%) primarily from strong sales growth at National Welders and sales volume growth of carbon dioxide products. The segment’s gross margin increased 30 basis points to 52.0% versus 51.7% in fiscal 2006 driven by improvement in pricing and margin expansion, particularly with respect to the anhydrous ammonia product line acquired in June 2005.
Operating Expenses
     As a percentage of net sales, SD&A expense decreased 50 basis points to 35.9% compared to 36.4% in fiscal 2006 reflecting improved cost leverage and effective cost management. The decrease in SD&A expense as a percentage of sales occurred despite $15.4 million, or approximately 50 basis points, of stock-based compensation expense in fiscal 2007 (as described in the Overview section above). There was no stock-based compensation expense in fiscal 2006. SD&A expenses increased $118 million (11%) primarily from higher variable expenses associated with the growth in sales volumes and the operating costs of acquired businesses. Acquisitions contributed estimated incremental SD&A expenses of approximately $30 million in fiscal 2007. The increase in SD&A expense attributable to factors other than stock-based compensation and acquisitions was approximately $72 million, or an increase of 7%, primarily attributable to salaries and wages and distribution-related expenses. The increase in salaries and wages reflected increased operational headcounts and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand. The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs, which were up approximately $12 million versus fiscal 2006. Higher fuel costs were directly related to the rise in diesel fuel prices and the increase in miles driven to support related sales growth. Operating expenses in fiscal 2006 included $2.2 million associated with hurricanes Katrina and Rita.

     Depreciation expense of $139 million increased $16 million (13%) compared to fiscal 2006. Acquired businesses added approximately $3 million of depreciation expense. The remainder of the increase primarily reflects fiscal 2007 and 2006 capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $9 million was $3 million higher than fiscal 2006 driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Operating income increased 27% in fiscal 2007 driven by higher sales levels and margin improvement. Improved cost leverage on sales growth was the primary contributor to a 120 basis point increase in the operating income margin to 10.7% compared to 9.5% in fiscal 2006.
Operating Income

(In thousands)	2007	2006	Increase
Distribution	$266,708	$208,466	$58,242	28%
All Other Operations	74,744	60,292	14,452	24%

	$341,452	$268,758	$72,694	27%

     Operating income in the Distribution business segment increased 28% in fiscal 2007. The Distribution business segment’s operating margin increased 120 basis points to 9.9% compared to 8.7% in fiscal 2006. The significant margin improvement was driven by continued operating profit leverage on sales growth and effective management of costs and pricing.
     Operating income in the All Other Operations business segment increased 24% compared to fiscal 2006. The segment’s operating income margin of 12.9% was 70 basis points higher than 12.2% in fiscal 2006. The increases in operating income and operating margin were driven by the strong business momentum of National Welders and the improved anhydrous ammonia business.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $74 million representing an increase of 17% compared to fiscal 2006. The increase primarily resulted from higher average debt levels associated with acquisitions, a larger securitization program and higher weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by the refinancing of higher fixed rate debt, as discussed in the Overview section.
     The Company participates in a securitization agreement with three commercial banks to sell qualifying trade receivables. The amount of outstanding receivables under the agreement was $264 million at March 31, 2007 versus $244 million at March 31, 2006. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes at a premium of 104.563% with borrowings under the Company’s revolving credit facility. In conjunction with the redemption, the Company recognized a charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.
Income Tax Expense
     The effective income tax rate was 38.8% of pre-tax earnings in fiscal 2007 compared to 37.4% in fiscal 2006. The fiscal 2007 effective income tax rate reflects a tax benefit associated with changes in state income tax law in Texas, which reduced the effective tax rate by 0.7%. Additionally, the fiscal 2007 tax rate reflects the limited deductibility of stock-based compensation associated with the Company’s Employee Stock Purchase Plan and the absence of state tax benefits associated with the loss on the extinguishment of debt. The lower tax rate in fiscal 2006 reflected favorable changes in valuation allowances associated with state tax net operating loss carryforwards and a favorable adjustment to previously recorded tax liabilities.
Income from Continuing Operations
     Income from continuing operations in fiscal 2007 was $154 million, or $1.92 per diluted share, which reflects an after-tax loss of $7.9 million from the early extinguishment of debt, or $0.10 per diluted share, stock-based compensation expense of $10.9 million after tax, or $0.13 per diluted share, and $1.8 million, or $0.02 per diluted share, tax benefit associated with changes in state income tax law. Income from continuing operations in fiscal 2006 was $128 million, or $1.62 per diluted share. Stock-based compensation expense was not recognized in fiscal 2006.
Loss from Discontinued Operations
     In December 2005, the Company divested its business unit Rutland Tool & Supply Co., Inc. (“Rutland Tool”). Consequently, the operating results of Rutland Tool for fiscal 2006 are reflected as discontinued operations. For fiscal 2006, the loss from discontinued operations, net of tax, was $1.4 million, which principally represented a loss on the sale of the business.
Cumulative Effect of a Change in Accounting Principle
     Effective March 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”), and recorded a $2.5 million after-tax charge ($0.03 per diluted share) as a cumulative effect of a change in accounting principle.
Net Earnings
     Fiscal 2007 net earnings were $154 million, or $1.92 per diluted share, compared to $124 million, or $1.57 per diluted share, in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
Fiscal 2008 Cash Flows
     Net cash provided by operating activities was $550 million in fiscal 2008 compared to $326 million in fiscal 2007. Net earnings adjusted for non-cash and non-operating items provided cash of $508 million versus $384 million in the prior year. Working capital resulted in a use of cash of $51 million versus a use of $77 million in the prior year. The use of cash for working capital in fiscal 2008 principally reflects a higher level of inventory and trade receivables associated with sales growth. In connection with an amendment in fiscal 2008 that expanded the size of the trade receivables securitization program, the Company increased the amount of receivables sold under the program, which provided cash of $96 million. The cash provided by the securitization program was used to reduce borrowings under the Company’s revolving credit line. Consolidated cash flows provided by operating activities were used to repay debt incurred through the acquisition of businesses, as well as to fund investing activities such as capital expenditures.
     Net cash used in investing activities in fiscal 2008 totaled $739 million and primarily consisted of cash used for acquisitions and capital expenditures. Cash of $480 million was paid in the current year for 18 acquisitions, including the Linde Packaged Gas acquisition, and acquisition holdback settlements. Capital expenditures of $267 million reflected investments to support the Company’s sales growth initiatives, such as air separation plants being constructed in Carrollton, Kentucky and New Carlisle, Indiana. The Company has also continued to invest in its core business through purchasing cylinders and bulk tanks.
     Financing activities provided net cash of $207 million primarily from net borrowings under the Company’s portfolio of debt funding sources (see Financial Instruments discussed below). Other sources of cash effectively offset the uses of cash within financing activities.
Dividends
     At the end of June, September and December 2007, the Company paid its stockholders regular quarterly cash dividends of $0.09 per share. In January 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share, representing a 33% increase from the previous quarterly dividend. The dividend declared in January 2008 was paid at the end of March 2008. On May 20, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share, which is payable on June 30, 2008 to stockholders of record as of June 12, 2008. During fiscal 2007 and 2006, the Company paid its stockholders regular quarterly cash dividends of $0.07 and $0.06 per share, respectively. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments
Senior Credit Facility
     The Company maintains a senior credit facility with a syndicate of lenders. The $1.7 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $1,066 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $39 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the Linde Bulk Gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.
     As of March 31, 2008, the Company had approximately $1,371 million of borrowings under the Credit Facility: $859 million under the U.S. dollar revolver, C$25 million (U.S. $24 million) under the Canadian dollar revolver and $488 million under the term loans. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due in fiscal 2009 on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets, included under Item 8, “Financial Statements and Supplementary Data,” based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The Company also had outstanding letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at LIBOR plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of March 31, 2008, the average effective interest rates on the U.S. dollar borrowings, the rate on the term loans and the average Canadian dollar borrowings were 3.62%, 3.45% and 4.50%, respectively.
Total Borrowing Capacity
     As of March 31, 2008, approximately $171 million remained unused under the U.S. dollar revolving credit line and approximately C$15 million (U.S. $15 million) remained unused under the Canadian dollar revolving credit line. As of March 31, 2008, the financial covenants of the Credit Facility permitted the Company to increase its total borrowings under the Credit Facility or through other debt instruments by approximately $847 million. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
     The Company continues to look for acquisition candidates. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing.

     The Company continually evaluates alternative financing and believes that it could obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2008, but is expected to be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2008, the Company had an outstanding advance under the agreement of $30 million, which bears interest at 3.32%.
     The Company also entered into an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2008, there were no short-term advances outstanding under this agreement.
Senior Subordinated Notes
     At March 31, 2008, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the Credit Facility.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2008, acquisition and other notes totaled $29.3 million and had an average interest rate of approximately 6%, and an average life maturity of approximately two years.
Refinancing of National Welders’ Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. As discussed in Note 13 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” National Welders became a 100% owned subsidiary of the Company on July 3, 2007. Concurrently, National Welders’ debt of $87.5 million was refinanced by the Company under the expanded U.S. dollar revolving credit line.

Trade Receivables Securitization
     The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. In December 2007, the Company amended the agreement adding its 100% owned subsidiaries, National Welders and Airgas Merchant Gases, LLC, as originators of trade receivables and expanded the size of the facility to $360 million. The agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the agreement. During the year ended March 31, 2008, the Company sold $3.75 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $3.65 billion in collections on those receivables. The amount of receivables sold under the agreement was $360 million at March 31, 2008 and $264 million at March 31, 2007.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. At March 31, 2008, the Company had nineteen fixed interest rate swap agreements with a notional amount of $602 million. These swaps effectively convert $602 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At March 31, 2008, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.94% and receive variable interest payments from the counterparties based on a weighted average variable rate of 2.90%. The remaining terms of each of these swap agreements range from 2 to 30 months. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     As of March 31, 2008, the Company’s ratio of fixed to variable rate debt was 40% fixed to 60% variable, including the effect of the interest rate swap agreements and the trade receivables securitization. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at March 31, 2008, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $3 million.
OTHER
Critical Accounting Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and business insurance reserves. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2008, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.

Trade Receivables
     The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts emerging from bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. No individual customer accounts for more than 0.5% of the Company’s annual sales. Historically, the Company’s sales returns, sales allowances, and bad debts have been in the range of 1.4% to 1.7% of sales.
Inventories
     The Company’s inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory have long shelf lives and are not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. The ability of the Company to recover its cost for products in inventory can be affected by factors such as future customer demand, general market conditions and the relationship with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns at just over four times per year.
Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year or whenever indicators of impairment exist. Goodwill impairment is recognized when the carrying value of a reporting unit exceeds its “implied fair value.” Implied fair value is estimated based on a discounted cash flow analysis for each reporting unit. The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company’s analysis uses internally generated budgets and long-range forecasts, which are the same budgets and forecasts used for managing operations, awarding management bonuses and seeking alternative or additional financing. The Company’s discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs, and forecasted capital expenditures along with an estimate of the reporting unit’s terminal value (the value of the reporting unit at the end of the forecast period) to determine the implied fair value of each reporting unit. The Company’s assumptions about working capital needs and capital expenditures are based on historical experience. Terminal values reflect an assumed perpetual growth rate consistent with long-term expectations for inflation. The discount rate used to determine the present value of the estimated future cash flows is a risk adjusted rate consistent with the weighted average cost of capital of peer group companies for a term equal to the forecast period.
     The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. Based on the October 31, 2007 assessment, the Company does not expect that such changes would result in the recognition of goodwill impairment in the Company’s reporting units.
Business Insurance Reserves
     The Company has established insurance programs to cover workers’ compensation, business automobile, and general liability claims. During fiscal 2008 and 2007, these programs had self-insured retention of $1 million per occurrence. During fiscal 2006, the Company’s self-insured retention was $500 thousand per occurrence with an additional aggregate retention of $2.2 million for claims in excess of $500 thousand. For fiscal 2009, the self-insured retention will remain $1 million per occurrence with no additional aggregate retention. The Company reserves for its self-insured retention based on individual claim evaluations establishing loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed” through actuarial computations, to reflect the expected ultimate loss for the known claims, as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns, insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s self-insurance retention are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws, and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s self-insured retention. Accordingly, the ultimate resolution of open claims may be for amounts more or less than the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has generally been in the range of 0.6% to 0.9% of sales.

Contractual Obligations
     The following table presents the Company’s contractual obligations as of March 31, 2008:

			Payments Due by Period
(In thousands)		Less than			More than 5
Contractual Obligations:	Total	1 Years (a)	1 to 3 Years (a)	3 to 5 Years (a)	Years (a)

Long-term debt (1)	$1,580,048	$40,400	$341,696	$1,046,695	$151,257
Estimated interest payments on long-term debt (2)	208,150	59,605	106,293	30,020	12,232
Estimated payments on interest rate swap agreements (3)	20,850	13,635	5,851	1,364	—
Non-compete agreements (4)	17,144	3,712	5,758	3,533	4,141
Letters of credit (5)	35,099	35,099	—	—	—
Operating leases (6)	292,799	76,530	129,127	62,747	24,395

Purchase obligations:
Liquid bulk gas supply agreements (7)	862,164	115,916	188,938	174,048	383,262
Liquid carbon dioxide supply agreements (8)	202,092	17,184	29,027	24,224	131,657
Ammonia supply agreements (9)	21,706	21,706	—	—	—
Other purchase commitments (10)	11,754	11,754	—	—	—
Construction commitments (11)	46,854	46,854	—	—	—

Total Contractual Obligations	$3,298,660	$442,395	$806,690	$1,342,631	$706,944

(a)	The less than one year relates to obligations due in fiscal 2009. The 1 to 3 years column relates to obligations due in fiscal years ending March 31, 2010 and 2011. The 3 to 5 years column relates to obligations due in fiscal years ending March 31, 2012 and 2013. The more than 5 years column relates to obligations due in fiscal years ending March 31, 2014 and beyond.

(1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2008. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Less than 1 year” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line. See Note 10 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2008. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on forward LIBOR rates as of March 31, 2008. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods. At March 31, 2008, the net liability associated with the portfolio of interest rate swap agreements will increase or decrease between $4.2 million and $4.5 million for every 50 basis point increase or decrease in LIBOR.

(4)	Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former owners of acquired businesses, contingent upon their compliance with the covenants of the non-compete agreement.

(5)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(6)	The Company’s operating leases at March 31, 2008 include approximately $168 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

(7)	In addition to the gas volumes supplied by the recently acquired Airgas Merchant Gases (formerly Linde Gas LLC), the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products and Chemicals, Inc. (“Air Products”) to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gases from Air Products under long-term supply agreements. Based on the volume of fiscal 2008 purchases, the Air Products supply agreements represent approximately $50 million annually in liquid bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $16 million and they expire at various dates through 2024.

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2008 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(8)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2008 purchases. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

(9)	The Company purchases ammonia from a variety of sources. With one of those sources, the Company has minimum purchase commitments under a supply agreement. The term of the agreement is through December 31, 2008 and automatically renews for successive one-year terms unless terminated by either party upon 180 days written notice.

(10)	Other purchase commitments primarily include property, plant and equipment expenditures.

(11)	Construction commitments represent outstanding commitments to customers to build and operate air separation plants in New Carlisle, IN and Carrollton, KY, and construct a beverage grade liquid carbon dioxide plant in Deer Park, TX, which is expected to be completed in early calendar year 2009.
Off-Balance Sheet Arrangements
     As disclosed in Note 4 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data”, the Company participates in a securitization agreement with three commercial banks to sell, on a revolving basis, up to $360 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, trade receivables are sold to three commercial banks through a bankruptcy-remote special purpose entity. The Company retains a subordinated interest in the receivables sold, which is included in “trade receivables” on the accompanying consolidated balance sheet. At March 31, 2008, the amount of retained interest in the receivables sold was approximately $165 million, net of an allowance for doubtful accounts of $22 million.
     The securitization agreement is a form of off-balance sheet financing. The discount taken by the commercial banks reduces the proceeds from the sale of trade receivables and is generally at a lower cost than the Company can borrow under its Credit Facility. The table below reflects the amount of trade receivables sold at March 31, 2008 and the amount of the anticipated discount to be taken, based on market rates at March 31, 2008, on the sale of that quantity of receivables each month through the expiration date of the securitization agreement. The Company is not aware of any existing circumstances that are reasonably likely to result in the termination or material reduction in the availability of this program prior to its expiration date.

(In thousands)			Payments Due by Period
Off-balance sheet obligations as of		Less than 1			More than 5
March 31, 2008:	Total	Year	1 to 3 Years	3 to 5 Years	Years

Trade receivables securitization	$360,000	$—	$360,000	$—	$—
Estimated discount on securitization	21,600	10,800	10,800	—	—

Total off-balance sheet obligations	$381,600	$10,800	$370,800	$—	$—

Accounting PronouNcements Issued But Not Yet Adopted
Business Combinations
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R will significantly change the way the Company accounts for business combinations. The more significant changes under SFAS 141R included the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. The standard also require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and contingent liabilities assumed will be measured at fair value in each subsequent reporting period. The Company will be required to adopt SFAS 141R for acquisitions completed after April 1, 2009 and is currently assessing the impact of SFAS 141R on the consolidated financial statements.
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and liabilities, except those that are recognized and disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as non-financial assets and liabilities excluded from the deferral above. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.
Fair Value Option
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.
Non-controlling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS 160”), which amends Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards that require 1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or loses. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The Company is currently assessing the impact of this statement on the consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued the SFAS No. 161, Disclosures about Derivatives and Hedging Activities, (“SFAS 161”), which enhances the requirements under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact to our consolidated financial statements.
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s focus on strategic products to diversify against traditional industrial cyclicality; the Company’s belief that its focus on marketing and selling strategic products will help to mitigate the impact of a slowing economic environment; the Company’s belief that strategic products will grow at a faster rate than the overall industrial economy; the Company’s belief that it will continue to keep its customers supplied by constantly evaluating and improving product sourcing strategies and utilizing internal production capacity and alternative supplies in the event of a termination of a major supply agreement; production at the Deer Park plant beginning by January 2009; future purchases under the Company’s stock repurchase plan; the Company’s continued success with the hospital, physician and dental care markets and the expectation that all have strong future growth prospects; the Company’s expectation that the bio-tech, life sciences, research, and environmental monitoring markets will continue to propel specialty gas sales growth in the future; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $3 million; the future declaration and payment of dividends; the Company’s ability and intention to refinance principal payments under the term loan with borrowings under its long-term revolving credit line; the Company’s ability to identify acquisition opportunities and expand its business; the Company’s expectation as to the contribution to fiscal 2009 sales growth by fiscal 2008 acquisitions; the Company’s belief that it could obtain financing at reasonable terms if its requirements exceed amounts available under the Credit Facility; the ability of the Company to manage its exposure to interest rate risk through participation in interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s belief that future goodwill impairment would not result from changes in the assumptions utilized in the annual impairment analysis; the estimated ultimate loss related to the Company’s self-insured retention; the estimate of future interest and principal payments for financial instruments contained in “Contractual Obligations”; and the Company’s estimates of purchase commitments associated with product supply agreements and the belief that the minimum product purchases under the agreements are well within the Company’s normal product purchases.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to diversify against economic cyclicality; construction delays with regard to the Deer Park plant; a lack of cash flow available to fund the Company’s stock repurchase plan; the inability to identify acquisition candidates and consummate and successfully integrate acquisitions; a downturn in the hospital, physician and dental care markets and its effect on the Company’s sales growth; the inability of the Company to raise prices to keep pace with cost increases; higher than estimated interest expense resulting from increases in LIBOR and/or changes in the Company’s credit rating; the loss of customers, acquisition integration problems and higher than expected expenses; an economic downturn (including adverse changes in the specific markets for the Company’s products, including strategic products); adverse customer response to the Company’s products and/or the inability to identify products that will grow at a faster rate than the overall economy; rising product costs and the inability to pass those costs on to customers; customer acceptance of price increases; the inability to obtain alternate supply sources of hardgoods products; the inability to obtain alternative supply sources to adequately meet customer demand and the effect on sales and customer relationships; the Company’s inability to control operating expenses and the potential impact of higher operating expenses in future periods; adverse changes in customer buying patterns; a lack of available cash flow and financing necessary to pay future dividends and/or refinance term loan principal payments; changes in the Company’s debt levels and/or credit rating, which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; defaults by counterparties under interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; future goodwill impairment due to changes in assumptions used in the annual impairment analysis; changes in actuarial assumptions and their impact on the ultimate loss related to the Company’s self-insured retention; changes in customer demand and the impact on the Company’s ability to meet minimum purchases under take-or-pay supply agreements; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of March 31, 2008. For debt obligations and trade receivables securitization, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
								Fair
(In millions)	2009	2010	2011	2012	2013	Thereafter	Total	Value

Fixed Rate Debt:
Acquisition and other notes	$11	$10	$5	$1	$1	$1	$29	$30
Interest expense	1.5	0.8	0.4	0.2	0.1	0.1	3.1
Average interest rate	6.12%	6.12%	6.21%	6.28%	5.81%	5.82%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$148
Interest expense	9.4	9.4	9.4	9.4	9.4	12.0	59.0
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

	Fiscal Year of Maturity
								Fair
(In millions)	2009	2010	2011	2012	2013	Thereafter	Total	Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$883	$—	$—	$883	$883
Interest expense	32.6	32.6	32.6	10.5	—	—	108.3
Interest rate (a)	3.65%	3.65%	3.65%	3.65%

Term loans (c)	$—	$90	$236	$162	$—	$—	$488	$488
Interest expense	15.9	12.7	8.3	0.6	—	—	37.5
Interest rate (a) (c)	3.45%	3.45%	3.45%	3.45%

Money market loan	$30	$—	$—	$—	$—	$—	$30	$30
Interest expense	0.2	—	—	—	—	—	0.2
Interest rate (a)	3.32%

	Fiscal Year of Maturity
								Fair
(In millions)	2009	2010	2011	2012	2013	Thereafter	Total	Value

Interest Rate Swaps:
19 swaps receive Variable/Pay Fixed
Notional amounts	$100	$377	$125	$—	$—	$—	$602	$21
Swap payments	13.6	5.9	1.4	—	—	—	20.9
$602 million notional amount
Variable forward receive rate = 2.28%
Weighted average pay rate = 4.94%

Other Off-Balance Sheet
LIBOR-based Agreement (b):
Trade receivables securitization	$—	$360	$—	$—	$—	$—	$360	$360
Discount on securitization	10.8	10.8	—	—	—	—	21.6
Based on one-month LIBOR of 2.70%

(a)	The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line and the Canadian dollar portion of the credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over Canadian Bankers’ Acceptances applicable to each tranche under the Canadian credit line.

(b)	The trade receivables securitization agreement expires in March 2010, but may be renewed subject to renewal provisions contained in the agreement.

(c)	The notes to the Consolidated Financial Statements reflect the term loans principal payments due through March 31, 2009 as long-term based on the Company’s ability and intention to refinance those principal payments with its revolving credit line. Estimated interest payments on the term loans reflect the amortization of the term loans principal for each period presented.
Limitations of the Tabular Presentation
     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2008, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-60 of the report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an assessment, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was effective. See Management’s Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” herein.
     KPMG LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, included under Item 8, “Financial Statements and Supplementary Data,” herein.
(c) Changes in Internal Control
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE COMPANY.
     Certain information from the Company’s 2008 Definitive Proxy Statement (“Proxy Statement”) is incorporated herein by reference as specified by the Item number of Regulation S-K below.
Item 401 Information
     The biographical information for the directors including the names, ages, terms of office, directorships in other companies and business experience is included in the Proxy Statement section “Election of Directors” and is incorporated herein by reference. The biographical information relating to the Company’s executive officers set forth in Item 1 of Part I of this Form 10-K report is incorporated herein by reference.
Item 405 Information
     Disclosure of the failure by any director, officer, or beneficial owner of more than ten percent of a class of the Company’s equity securities to file Forms 3, 4, or 5 reporting their ownership and changes in ownership in the Company is included in the Proxy Statement section “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Item 406 Information
     Disclosure of the Company’s adoption of a code of ethics and the employees to which it applies is included in the Proxy Statement section “Governance of the Company” under subsection “Charters and Code of Ethics and Business Conduct” and is incorporated herein by reference.
Item 407(c)(3) Information
     The procedure followed to nominate persons to the Company’s board of directors is included in the Proxy Statement section “Governance of the Company” under subsection “Director Nomination Process” and is incorporated herein by reference.
Item 407(d)(4) and 407(d)(5) Information
     The identification of each audit committee member, their independence with regard to the Company, and the Company’s audit committee financial expert are contained in the Proxy Statement section “Election of Directors” under subsection “Audit Committee.” The information in these sections is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is included in Proxy Statement sections “Compensation Discussion and Analysis,” “Report of the Governance and Compensation Committee,” and “Executive Compensation.” The information in these sections is incorporated herein by reference, provided that the Report of the Governance and Compensation Committee will be deemed to be furnished and will not be deemed incorporated by reference into any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Item 201(d) Information
     The information required by Item 201(d) of Regulation S-K regarding the number of securities issuable under equity compensation plans is presented below.
Equity Compensation Plan Information
     The following table sets forth information as of March 31, 2008 with respect to the shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s equity compensation plans, which were approved by the stockholders.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders(1)	108,634	$36.21	1,297,425	ESPP shares (2)
	6,632,703	$23.52	3,508,399	stock option plans

Equity compensation plans not approved by security holders	—	—	—

Total:	6,741,337	$23.72	4,805,824

(1)	At the Company’s August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the 1997 Stock Option Plan for Employees and the 1997 Directors’ Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. Future grants of stock options to employees and directors will be issued from the 2006 Equity Plan to the extent there are options available for grant. As of March 31, 2008, only stock option awards have been granted under the 2006 Equity Plan and predecessor stock option plans.

(2)	The Amended and Restated 2003 Employee Stock Purchase Plan (“ESPP”) was approved by the Company’s stockholders in August 2006. The ESPP encourages and assists employees in acquiring an equity interest in the Company by allowing eligible employees to purchase common stock at a discount.

Item 403 Information
     The information required by Item 403 of Regulation S-K regarding the disclosure of the amount of the Company’s voting securities beneficially owned by each director individually, by all directors and officers as a group, and by any owner of 5% or more of the securities is set forth in the Proxy Statement section “Security Ownership.” The information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Information required by Item 404 of Regulation S-K regarding material transactions and relationships between the Company and the Company’s directors, executive officers, nominees for election as directors, major shareholders, and business and professional entities affiliated with them is included in the Proxy Statement sections “Governance of the Company” and “Certain Relationships and Related Transactions.” These sections of the Proxy Statement are incorporated herein by reference. The information required by Item 407(a) of Regulation S-K regarding the disclosure of the independence of directors and committee members is also included in Proxy Statement section “Governance of the Company” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) and (2):
     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
(b) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

Exhibit No.	Description

3.2	Airgas, Inc. By-Laws Amended October 9, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 2007 Quarterly Report on Form 10-Q).

4.1	The Eleventh Amended and Restated Credit Agreement, dated as of January 14, 2005, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Administrative Agent. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 2004 Quarterly Report on Form 10-Q).

4.2	The Twelfth Amended and Restated Credit Agreement, dated as of July 25, 2006, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Agent. (Incorporated by reference to Exhibit 4 to the Company’s September 30, 2006 Quarterly Report on Form 10-Q).

4.3	The First Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of July 3, 2007, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Administrative Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2007 Quarterly Report on Form 10-Q).

4.4	Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.5	Form of Airgas, Inc. Medium-Term Note. (Incorporated by reference to Exhibit 4(f) to the Company’s Registration Statement on Form S-4 No. 333-08113 dated July 15, 1996).

4.6	Indenture, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, related to the 9.125% Senior Subordinated Notes due 2011 (including exhibits). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.7	Exchange and Registration Rights Agreement, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 9.125% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.8	Indenture, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

Exhibit No.	Description

4.9	Exchange and Registration Rights Agreement, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

4.10	Rights Agreement, dated as of May 8, 2007, between Airgas, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s May 10, 2007 Current Report on Form 8-K).

There are no other instruments with respect to long-term debt of the Company that involve indebtedness or securities exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission

*10.1	Amended and Restated 1984 Stock Option Plan, as amended effective May 28, 1995. (Incorporated by reference to Exhibit 10.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.2	1989 Non-Qualified Stock Option Plan for Directors (Non-Employees) as amended through August 7, 1995. (Incorporated by reference to Exhibit 10.2 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

*10.3	Amended and Restated 2003 Employee Stock Purchase Plan dated June 21, 2006, and approved by the Company’s stockholders on August 9, 2006. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 30, 2006).

*10.4	Joint Venture Agreement dated June 28, 1996 between Airgas, Inc. and National Welders Supply Company, Inc. and J.A. Turner, III, and Linerieux B. Turner and Molo Limited Partnership, Turner (1996) Limited Partnership, Charitable Remainder Unitrust for James A. Turner, Jr. and Foundation for the Carolinas. (Incorporated by reference to Exhibit 2.1 to the Company’s June 28, 1996 Current Report on Form 8-K).

*10.5	Letter dated July 24, 1992 between Airgas, Inc. (on behalf of the Nominating and Compensation Committee) and Peter McCausland regarding the severance agreement between the Company and Peter McCausland. (Incorporated by reference to Exhibit 10.9 to the Company’s March 31, 1997 Current Report on Form 10-K).

*10.6	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q).

*10.7	1997 Directors’ Stock Option Plan as amended on May 25, 2004, and approved by the Company’s stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 28, 2004).

Exhibit No.	Description

*10.8	2006 Equity Incentive Plan dated June 21, 2006, and approved by the Company’s stockholders on August 9, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s August 9, 2006 Current Report on Form 8-K).

*10.9	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

*10.10	Airgas, Inc. Deferred Comp Plan II dated May 23, 2006. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-136463 dated August 9, 2006).

*10.11	Change of Control Agreement between Airgas, Inc. and Peter McCausland dated March 17, 1999. (Incorporated by reference to Exhibit 10.12 to the Company’s March 31, 2005 Annual Report on Form 10-K). Ten other executive officers are parties to substantially identical agreements.

*10.12	Airgas, Inc. 2004 Executive Bonus Plan. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2005 Annual Report on Form 10-K).

*10.13	Bulk Gas Business Equity Purchase Agreement, dated November 22, 2006, by and among Holox (USA) B.V., Holox Inc., Linde AG and Airgas, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s December 31, 2006 Quarterly Report on Form 10-Q).

*10.14	Packaged Gas Business Equity Purchase Agreement, dated March 29, 2007, by and among Linde Gas Inc., Linde Aktiengesellschaft, and Airgas, Inc. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2007 Annual Report on Form 10-K).

12	Statement re: computation of the ratio of earnings to fixed charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan required to be filed by Item 13 of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas, Inc. (Registrant)
By:	/s/ Peter McCausland
Peter McCausland
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter McCausland	Director, Chairman of the Board,	May 29, 2008
(Peter McCausland)	President and Chief Executive Officer

/s/ Robert M. McLaughlin	Senior Vice President and Chief Financial Officer	May 29, 2008
(Robert M. McLaughlin)	(Principal Financial Officer)

/s/ Thomas M. Smyth	Vice President and Controller	May 29, 2008
(Thomas M. Smyth)	(Principal Accounting Officer)

/s/ William O. Albertini (William O. Albertini)	Director	May 28, 2008

/s/ W. Thacher Brown (W. Thacher Brown)	Director	May 28, 2008

/s/ James W. Hovey (James W. Hovey)	Director	May 28, 2008

/s/ Richard C. Ill (Richard C. Ill)	Director	May 28, 2008

Signature	Title	Date

/s/ Paula A. Sneed (Paula A. Sneed)	Director	May 28, 2008

/s/ David M. Stout (David M. Stout)	Director	May 28, 2008

/s/ Lee M. Thomas (Lee M. Thomas)	Director	May 28, 2008

/s/ John C. van Roden, Jr. (John C. van Roden, Jr.)	Director	May 28, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas East, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Manley	President and Director	May 29, 2008
(Fred Manley)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers (B. Shaun Powers)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Great Lakes, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin McBride	President and Director	May 29, 2008
(Kevin McBride)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers (B. Shaun Powers)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Mid America, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Robert Hilliard	President and Director	May 29, 2008
(J. Robert Hilliard)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers (B. Shaun Powers)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas North Central, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Stark	President and Director	May 29, 2008
(Ronald Stark)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers (B. Shaun Powers)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas South, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Jay Sullivan	President and Director	May 29, 2008
(L. Jay Sullivan)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers (B. Shaun Powers)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Gulf States, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry B. Coker, III	President and Director	May 29, 2008
(Henry B. Coker, III)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers (B. Shaun Powers)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Mid South, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry Lodge	President and Director	May 29, 2008
(Terry Lodge)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Intermountain, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas L. Jones	President and Director	May 29, 2008
(Douglas L. Jones)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Nor Pac, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Tatro	President and Director	May 29, 2008
(Daniel L. Tatro)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Northern California & Nevada, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. McCarthy	President and Director	May 29, 2008
(James D. McCarthy)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Southwest, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Brent Sparks	President and Director	May 29, 2008
(J. Brent Sparks)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas West, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glen Irving	President and Director	May 29, 2008
(Glen Irving)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Max D. Hooper (Max D. Hooper)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Safety, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Carlino	President	May 29, 2008
(Don Carlino)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Michael L. Molinini (Michael L. Molinini)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Carbonic, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip J. Filer	President and Director	May 29, 2008
(Philip J. Filer)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Peter McCausland (Peter McCausland)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Specialty Gases, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Russo	President and Director	May 29, 2008
(William Russo)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Ted Schulte (Ted Schulte)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Nitrous Oxide Corp. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Tupman	President and Director	May 29, 2008
(Martin Tupman)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ Ted Schulte (Ted Schulte)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Red-D-Arc Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch M. Imielinski	President and Director	May 29, 2008
(Mitch M. Imielinski)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

/s/ B. Shaun Powers (B. Shaun Powers)	Director	May 29, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 29, 2008

Airgas Data, LLC (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carey M. Verger	President and Director	May 29, 2008
(Carey M. Verger)	(Principal Executive Officer)

/s/ Thomas M. Smyth	Vice President and Director	May 29, 2008
(Thomas M. Smyth)	(Principal Financial Officer/Principal Accounting Officer)

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

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY
     Management of Airgas, Inc. and subsidiaries (the “Company”) prepared and is responsible for the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The statements are prepared in conformity with U.S. generally accepted accounting principles. The financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.
     Management maintains a system of internal control, which includes internal control over financial reporting, at each business unit. The Company’s system of internal control is designed to provide reasonable assurance that records are maintained in reasonable detail to properly reflect transactions and permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, that transactions are executed in accordance with management’s and the Board of Directors’ authorization, and that unauthorized transactions are prevented or detected on a timely basis such that they could not materially affect the financial statements. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires judgment by management.
     Management evaluated the effectiveness of the Company’s internal control over financial reporting, as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein, issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 and an opinion on the fair presentation of the financial position of the Company as of March 31, 2008 and 2007, and the results of the Company’s operations and cash flows for each of the years in the three-year period ended March 31, 2008.
     The Audit Committee of the Board of Directors, consisting solely of independent Directors, meets regularly (jointly and separately) with the Independent Registered Public Accounting Firm, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.
Airgas, Inc.

/s/ Peter McCausland	/s/ Robert M. McLaughlin
Peter McCausland	Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

May 29, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, as stated in their report, has issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.
     Airgas, Inc.

/s/ Peter McCausland Peter McCausland	/s/ Robert M. McLaughlin Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

May 29, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Airgas, Inc.:
We have audited the accompanying consolidated financial statements of Airgas, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airgas, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Airgas, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective April 1, 2007. As discussed in Note 15 and Note 2, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, using the modified prospective transition method, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 29, 2008

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
(In thousands, except per share amounts)	2008	2007	2006
Net Sales	$4,017,024	$3,205,051	$2,829,610

Cost and Expenses
Cost of products sold (excluding depreciation expense)	1,926,426	1,567,090	1,401,978
Selling, distribution and administrative expenses	1,424,677	1,149,166	1,031,332
Depreciation	175,802	138,818	122,396
Amortization (Note 8)	13,973	8,525	5,146

Total costs and expenses	3,540,878	2,863,599	2,560,852

Operating Income	476,146	341,452	268,758

Interest expense, net (Note 16)	(89,860)	(60,180)	(53,812)
Discount on securitization of trade receivables (Note 4)	(17,031)	(13,630)	(9,371)
Loss on the extinguishment of debt (Note 10)	—	(12,099)	—
Other income, net	1,507	1,601	2,462

Earnings from continuing operations before income taxes, minority interest and change in accounting principle	370,762	257,144	208,037
Income taxes (Note 6)	(144,184)	(99,883)	(77,866)
Minority interest in earnings of consolidated affiliate (Note 13)	(3,230)	(2,845)	(2,656)

Income from continuing operations before the cumulative effect of a change in accounting principle	223,348	154,416	127,515
Loss from discontinued operations, net of tax (Note 3)	—	—	(1,424)
Cumulative effect of a change in accounting principle, net of tax (Note 2)	—	—	(2,540)

Net Earnings	$223,348	$154,416	$123,551

NET EARNINGS PER COMMON SHARE (NOTE 17)
BASIC
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$2.74	$1.98	$1.66
Loss from discontinued operations	—	—	(0.02)
Cumulative effect of a change in accounting principle	—	—	(0.03)

Net earnings per share	$2.74	$1.98	$1.61

DILUTED
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$2.66	$1.92	$1.62
Loss from discontinued operations	—	—	(0.02)
Cumulative effect of a change in accounting principle	—	—	(0.03)

Net earnings per share	$2.66	$1.92	$1.57

Weighted average shares outstanding:
Basic	81,402	78,025	76,624

Diluted	84,235	82,566	81,152

Comprehensive Income	$214,452	$153,848	$125,693

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except per share amounts)	2008	2007
ASSETS
Current Assets
Cash	$43,048	$25,931
Trade receivables, less allowances for doubtful accounts of $22,624 in 2008 and $15,692 in 2007 (Note 4)	183,569	193,664
Inventories, net (Note 5)	330,732	250,308
Deferred income tax asset, net (Note 6)	22,258	31,004
Prepaid expenses and other current assets	59,107	48,592

Total current assets	638,714	549,499

Plant and equipment at cost (Note 7)	3,232,673	2,755,747
Less accumulated depreciation	(1,037,803)	(890,329)

Plant and equipment, net	2,194,870	1,865,418

Goodwill (Note 8)	969,059	832,162
Other intangible assets, net (Note 8)	148,998	62,935
Other non-current assets	27,620	23,443

Total assets	$3,979,261	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$185,111	$146,385
Accrued expenses and other current liabilities (Note 9)	280,880	241,275
Current portion of long-term debt (Note 10)	40,400	40,296

Total current liabilities	506,391	427,956

Long-term debt, excluding current portion (Note 10)	1,539,648	1,309,719
Deferred income tax liability, net (Note 6)	439,782	373,246
Other non-current liabilities	80,104	39,963
Minority interest in affiliate (Note 13)	—	57,191
Commitments and contingencies (Note 19)

Stockholders’ Equity (Note 14)
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding in 2008 and 2007	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 84,076 and 79,960 shares issued at 2008 and 2007, respectively	841	799
Capital in excess of par value	468,302	341,101
Retained earnings	983,663	792,433
Accumulated other comprehensive income (loss)	(4,713)	4,183
Treasury stock, 1,788 and 1,292 common shares at cost at 2008 and 2007, respectively	(34,757)	(13,134)

Total stockholders’ equity	1,413,336	1,125,382

Total liabilities and stockholders’ equity	$3,979,261	$3,333,457

     See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2008, 2007, and 2006
	Shares of				Accumulated
	Common		Capital in		Other		Employee
	Stock $0.01	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	Comprehensive
(In thousands)	Par Value	Stock	Par Value	Earnings	Income (Loss)	Stock	Trust	Income
Balance – March 31, 2005	77,467	$775	$257,042	$560,056	$2,609	$(3,765)	$(2,545)

Net earnings				123,551				123,551
Foreign currency translation adjustment					1,012			1,012
Shares issued in connection with stock options exercised (Note 15)	570	6	14,136			3,402	2,545
Purchase of treasury stock (Note 14)						(12,771)
Dividends paid on common stock ($0.24 per share) (Note 14)				(18,449)
Tax benefit associated with the exercise of stock options			7,891
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	532	5	10,529
Net change in fair value of interest rate swap agreements (Note 12)					867			867
Net change in fair value of National Welders’ interest rate swap agreement					885			885
Net tax expense of comprehensive income items					(622)			(622)

Balance – March 31, 2006	78,569	$786	$289,598	$665,158	$4,751	$(13,134)	$—	$125,693

Cumulative adjustment to retained earnings for adoption of SAB 108, net of tax (Note 2)				(5,161)
Net earnings				154,416				154,416
Foreign currency translation adjustment					2			2
Shares issued in connection with stock options exercised (Note 15)	960	10	15,097
Dividends paid on common stock ($0.28 per share) (Note 14)				(21,980)
Tax benefit associated with the exercise of stock options			9,013
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	431	3	11,948
Expense related to stock-based compensation (Note 15)			15,445
Net change in fair value of interest rate swap agreements (Note 12)					(1,222)			(1,222)
Net change in fair value of National Welders’ interest rate swap agreement					372			372
Net tax benefit of comprehensive income items					280			280

Balance – March 31, 2007	79,960	$799	$341,101	$792,433	$4,183	$(13,134)	$—	$153,848

Cumulative adjustment to retained earnings for adoption of FIN 48 (Note 6)				(290)
Net earnings				223,348				223,348
Foreign currency translation adjustment					4,738			4,738
Shares issued in connection with stock options exercised (Note 15)	1,238	13	20,368
Dividends paid on common stock ($0.39 per share) (Note 14)				(31,828)
Tax benefit associated with the exercise of stock options			13,327
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	407	4	14,087
Expense related to stock-based compensation (Note 15)			15,587
Purchase of treasury stock (Note 14)						(21,623)
Net change in fair value of interest rate swap agreements (Note 12)					(20,956)			(20,956)
National Welders exchange transaction (Note 13)	2,471	25	63,832
Net tax benefit of comprehensive income items					7,322			7,322

Balance – March 31, 2008	84,076	$841	$468,302	$983,663	$(4,713)	$(34,757)	$—	$214,452

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$223,348	$154,416	$123,551
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	175,802	138,818	122,396
Amortization	13,973	8,525	5,146
Deferred income taxes	74,725	51,911	47,148
Loss on divestiture	—	—	1,900
Loss (gain) on sales of plant and equipment	714	39	(1,330)
Minority interest in earnings	3,230	2,845	2,656
Stock-based compensation expense	16,629	15,445	—
Loss on debt extinguishment	—	12,099	—
Cumulative effect of a change in accounting principle	—	—	2,540
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	95,600	20,200	54,300
Trade receivables, net	(23,308)	(37,687)	(17,021)
Inventories, net	(37,079)	(1,491)	(14,087)
Prepaid expenses and other current assets	1,693	(23,326)	12,603
Accounts payable, trade	8,053	(15,163)	(4,057)
Accrued expenses and other current liabilities	(749)	266	9,323
Other non-current assets	(81)	1,809	3,340
Other non-current liabilities	(2,624)	(2,363)	(2,363)

Net cash provided by operating activities	549,926	326,343	346,045

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(267,378)	(238,274)	(208,603)
Proceeds from sales of plant and equipment	9,345	8,685	8,202
Proceeds from divestitures	—	—	14,562
Business acquisitions and holdback settlements	(480,096)	(687,892)	(153,428)
Other, net	(1,316)	(474)	170

Net cash used in investing activities	(739,445)	(917,955)	(339,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,162,452	1,577,967	568,379
Repayment of debt	(953,749)	(1,008,186)	(606,532)
Purchase of treasury stock	(17,010)	—	(12,771)
Financing costs	—	(5,103)	—
Premium paid on call of senior subordinated notes	—	(10,267)	—
Minority interest in earnings	(711)	(2,845)	(2,656)
Minority stockholder note prepayment	—	—	21,000
Proceeds from the exercise of stock options	20,381	15,107	19,707
Stock issued for the employee stock purchase plan	14,091	11,951	10,534
Tax benefit realized from the exercise of stock options	13,327	9,013	—
Dividends paid to stockholders	(31,828)	(21,980)	(18,449)
Change in cash overdraft	(317)	16,901	16,185

Net cash provided by (used in) financing activities	206,636	582,558	(4,603)

CHANGE IN CASH	$17,117	$(9,054)	$2,345
Cash – Beginning of year	25,931	34,985	32,640

Cash – End of year	$43,048	$25,931	$34,985

For supplemental cash flow disclosures, see Note 22.
See accompanying notes to consolidated financial statements

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of the Business
     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made close to 375 acquisitions to become the largest U.S. distributor of industrial, medical, and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, the fifth largest producer of atmospheric merchant gases in North America, and a leading distributor of process chemicals, refrigerants, and ammonia products. The Company markets its products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. More than 14,500 employees work in over 1,100 locations including branches, retail stores, packaged gas fill plants, specialty gas labs, production facilities, and distribution centers.
(b) Basis of Presentation
     The consolidated financial statements include the accounts of Airgas. On July 3, 2007, the Company’s previously consolidated affiliate, National Welders Supply Company (“National Welders”), became a 100% owned subsidiary of Airgas (see Note 13). Intercompany accounts and transactions are eliminated in consolidation.
     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Estimates are used for, but not limited to, determining the net carrying value of trade receivables, vendor rebates, inventories, plant and equipment, goodwill, other intangible assets, asset retirement obligations, business and health insurance reserves, loss contingencies and deferred tax assets. Actual results could differ from those estimates.
(c) Reclassifications and Prior Period Adjustments
     Certain line items of the fiscal 2007 disclosure of accrued expenses and other current liabilities (see Note 9) were reclassified to conform with the current presentation. Certain adjustments were made to the Consolidated Statement of Cash Flows for the years ended March 31, 2007 and 2006. The adjustments were made to reflect the purchase of welding equipment through a vendor sponsored financing program as a non-cash investing and financing activity. The impact on fiscal 2007 was to increase cash flows from operating activities by $8.2 million, reduce capital expenditures by $5.3 million and reduce proceeds from borrowings by $13.5 million. The impact on fiscal 2006 was to reduce cash flows from operating activities by $5.6 million and reduce capital expenditures by $5.6 million. The Company does not consider these adjustments to be material to its financial position, results of operations or liquidity.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(e) Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables to fair value based on estimates of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances.
(f) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 85% of the inventories at March 31, 2008 and 2007. Cost for the remainder of inventories is determined using the last-in, first-out (LIFO) method.
(g) Plant and Equipment
     Plant and equipment are initially stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The carrying values of long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from the undiscounted future cash flows. When the book value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company also leases property, plant and equipment, principally under operating leases. Rent expense for operating leases, which may have escalating rentals or rent holidays over the term of the lease, is recorded on a straight-line basis over the lease term.
(h) Goodwill, Other Intangible Assets and Deferred Financing Costs
     Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year.
     Other intangible assets primarily include non-competition agreements and customer lists resulting from business acquisitions. Both non-competition agreements and customer lists are recorded based on their acquisition date fair value. Non-competition agreements are amortized using the straight-line method over the term of the agreement. Customer lists are amortized using the straight-line method over their estimated useful lives, which range from 7 to 17 years. The Company assesses the recoverability of other intangible assets by determining whether the carrying value of the intangible asset can be recovered through projected undiscounted future cash flows of the related business/reporting unit.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     Financing costs related to the issuance of long-term debt are deferred and recognized in other long-term assets. Deferred financing costs are amortized as interest expense over the term of the related debt instrument.
(i) Asset Retirement Obligations
     The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. When the asset is placed in service, a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The Company’s asset retirement obligations totaled $9.3 million and $6.4 million at March 31, 2008 and 2007, respectively.
(j) Commitments and Contingencies
     Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.
     The Company maintains business insurance programs with self-insured retention, which covers workers’ compensation, business automobile and general liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.
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
(k) Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss carryforwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
     The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the Consolidated Statement of Earnings.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(l) Foreign Currency Translation
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
(m) Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries throughout North America. Credit terms granted to customers are generally net 30 days.
(n) Financial Instruments
     In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from the other party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, (“SFAS 133”), the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either accumulated other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable.
     The carrying amounts for trade receivables and accounts payable approximate fair value based on the short-term maturity of these financial instruments.
(o) Revenue Recognition
     Revenue from sales of gases and hardgoods products is recognized when the product is shipped, a sales price is fixed or determinable and collectibility is reasonably assured. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. For contracts that contain multiple deliverables, principally product supply agreements for gases and container rental, revenue is recognized for each deliverable based on its objectively determinable fair value. For cylinder lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the term of the lease agreement. Amounts billed for sales tax, value added tax or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(p) Cost of Products Sold
     Cost of products sold for the Distribution business segment principally consists of direct material costs and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and supplies). Maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks are also reflected in cost of products sold.
     Cost of products sold for the All Other Operations business segment, which produce much of the gas sold, consists of direct material costs, direct labor, manufacturing overhead, freight-in and internal transfer costs associated with the production of gas products.
(q) Selling, Distribution and Administrative Expenses
     Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.
(r) Depreciation
     The Company determines depreciation expense using the straight-line method based on the estimated useful lives of the assets. The Company uses accelerated depreciation methods for tax purposes where appropriate. Depreciation expense is recognized on all of the Company’s property, plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”
(s) Shipping and Handling Fees and Distribution Costs
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in selling, distribution and administrative expenses and were $578 million, $444 million and $395 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $15 million, $11 million and $9.4 million was recognized in depreciation for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES
(a) Accounting pronouncements adopted in fiscal 2008
SFAS 155
     Effective April 1, 2007 the Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, (“SFAS 155”). SFAS 155 addresses the application of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have a material impact on its results of operations, financial position or liquidity.
SFAS 156
     Effective April 1, 2007 the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, (“SFAS 156”). SFAS 156 requires that an entity recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The adoption of SFAS 156 did not have a material impact on its results of operations, financial position or liquidity.
EITF 06-3
     Effective April 1, 2007, the Company adopted Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, (“EITF 06-3”). EITF 06-3 requires companies to disclose the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer (e.g., sales and use tax) as either gross or net in the accounting principles included in the notes to the financial statements. See Note 1 for the Company’s policy on the net presentation of taxes.
FIN 48
     Effective April 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date in order to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 6 for the additional disclosures required by FIN 48.
SAB 108
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Prior to SAB 108, either a balance sheet approach (“iron curtain”) or an income statement approach (“rollover”) was utilized to quantify the materiality of misstatements. Although either approach could result in a different conclusion about materiality, both approaches were acceptable. Under SAB 108, both the balance sheet and the income statement approach must be considered when evaluating the materiality of misstatements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)
     The Company adopted SAB 108 as of March 31, 2007, as required. Prior to adoption, the Company used the income statement approach in which only the effect of misstatements on the current year’s consolidated statement of earnings was considered. Thus, the effect of correcting the balance sheet for misstatements that originated in prior years was not considered. Upon adoption of SAB 108, the Company applied both the balance sheet and income statement approaches to assess the effect of misstatements, regardless of when they originated. As a result of this dual approach, the Company corrected two cumulative misstatements, which included accounting for real estate lease expense and deferred cylinder rental income associated with cylinder leases with a term of one year or less.
     The adjustment for real estate lease expense was recorded to change a non-GAAP accounting policy for rent expense that historically was recognized as paid. Under SFAS No. 13, Accounting for Leases, when a lease contains fixed rent escalation terms, rent expense should be recorded using a straight-line method over the term of the lease. This effectively spreads contractual rental escalations stated in the lease agreements evenly over the lease term.
     The adjustment for deferred cylinder rental income was recorded to change a non-GAAP accounting policy and establish a liability for deferred cylinder rental revenue associated with rental agreements with customers for periods of one year or less. Historically, the Company recognized revenue from these agreements when rent was billed rather than over the term of the agreement.
     In accordance with SAB 108, the cumulative effect adjustment of these accounting changes was recorded to beginning retained earnings as of April 1, 2006. The accounting changes are not expected to have a material effect on future earnings. The table below summarizes the effect on the Company’s April 1, 2006 balance sheet:

			Beginning
	Deferred Cylinder	Straight-Line	Retained Earnings
	Rent	Real Estate Leases	Balance
(In thousands)	Dr (Cr)	Dr (Cr)	Dr (Cr)
Beginning retained earnings as of April 1, 2006			$(665,158)

Deferred tax asset	$5,581	$—	(5,581)
Goodwill	5,351	—	(5,351)
Accrued real estate leases	—	(3,269)	3,269
Deferred cylinder rental income	(14,091)	—	14,091
Long-term portion of deferred tax liability	—	1,267	(1,267)

Cumulative adjustment to beginning retained earnings			5,161

Adjusted beginning retained earnings as of April 1, 2006			$(659,997)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)
FASB Financial Interpretation No. 47
     Effective March 31, 2006, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists around the timing or method of settlement. FIN 47 also provides guidance on estimating an asset retirement obligation’s fair value, as required under SFAS No. 143, Accounting for Asset Retirement Obligations, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.
     In accordance with the adoption of FIN 47 at March 31, 2006, the Company recognized a $6 million non-current liability for asset retirement obligations and $1.9 million in capitalizable costs net of accumulated depreciation. A charge of $2.5 million, net of a deferred tax benefit of $1.6 million, was also recorded as the cumulative effect of a change in accounting principle. The Company’s asset retirement obligations are primarily associated with requirements to remove bulk gas storage tanks from customer locations upon the termination of gas supply contracts and from leased facilities upon the termination of lease agreements. The ongoing expense on an annual basis resulting from the adoption of FIN 47 is not material.
(b) Accounting pronouncements issued but not yet adopted
SFAS 141R
     In December 2007, the FASB issued SFAS No. 141R, Business combinations, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R will significantly change the way the Company accounts for business combinations. The more significant changes under SFAS 141R included the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. The standard also require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and contingent liabilities assumed will be measured at fair value in each subsequent reporting period. The Company will be required to adopt SFAS 141R for acquisitions completed after April 1, 2009 and is currently assessing the impact of SFAS 141R on the Consolidated Financial Statements.
SFAS 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and liabilities, except those that are recognized and disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as non-financial assets and liabilities excluded from the deferral above. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES – (Continued)
SFAS 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.
SFAS 160
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS 160”), which amends Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards that require 1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or loses. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The Company is currently assessing the impact of this statement on the Consolidated Financial Statements.
SFAS 161
     In March 2008, the FASB issued the SFAS No. 161, Disclosures about Derivatives and Hedging Activities, (“SFAS 161”), which enhances the requirements under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact to our Consolidated Financial Statements.
(3) ACQUISITIONS AND DIVESTITURES
(a) Acquisitions
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2008
     During fiscal 2008, the Company purchased 18 businesses, including 15 associated with the distribution of packaged gases and related hardgoods products. The largest of these acquisitions was the June 30, 2007 acquisition of most of the U.S. packaged gas operations (“Linde Packaged Gas”) of Linde AG (“Linde”) for $310 million in cash. The operations acquired included 130 locations in 18 states, with more than 1,400 employees, and generated approximately $346 million in revenues for the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
year ended December 31, 2006. Of the 130 locations acquired, 113 locations were merged into the operations of seven regional operating companies in the Distribution business segment while 17 branches were merged into the operations of National Welders. A total of $162 million in cash was paid for the 14 other acquired packaged gas distributors and the settlement of holdback liabilities related to prior year acquisitions. These packaged gas distributors had aggregate annual revenues of approximately $150 million. The remaining three acquisitions were purchased for $8 million in cash and had combined annual revenues of approximately $13 million. These acquisitions are included in the All Other Operations business segment. The Company acquired the 18 businesses to expand its geographic coverage and strengthen its national network of branch store locations.
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2008 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $480 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of each respective acquisition. Certain purchase price allocations continue to be based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.
     The table below summarizes the allocation of the purchase price of all fiscal 2008 acquisitions by business segment as well as adjustments related to prior year acquisitions. Information in the Linde Acquisitions columns also includes adjustments to the purchase price allocations between business segments related to the Linde Packaged Gas acquisition and the March 9, 2007 acquisition of certain operations of Linde’s U.S. bulk gas business (“Linde Bulk Gas”).

	Linde		Remaining
	Acquisitions		Acquisitions
		All Other		All Other
	Distribution	Operations	Distribution	Operations
(In thousands)	Segment	Segment	Segment	Segment	Total
Current assets, net	$69,041	$16,186	$31,171	$1,341	$117,739
Property and equipment	160,940	(7,184)	68,132	4,723	226,611
Goodwill	88,330	(33,616)	78,444	1,049	134,207
Other intangible assets	61,584	12,025	23,123	3,768	100,500
Current liabilities	(40,344)	(6,969)	(15,582)	(2,214)	(65,109)
Long-term liabilities	(7,336)	(2,667)	(22,903)	(946)	(33,852)
Inter-segment transfers	(78,707)	78,707	—	—	—

Total cash consideration	$253,508	$56,482	$162,385	$7,721	$480,096

     After giving effect to purchase price allocations between business segments (i.e., Inter-segment transfers), the cash paid and allocation of the combined purchase price of the Linde Bulk Gas and Linde Packaged Gas businesses, by business segment, are summarized in the table below. Transaction costs of approximately $10 million are reflected in current liabilities in the table below. For income tax purposes, Airgas and Linde have agreed on the purchase price allocations. Goodwill associated with these acquisitions is deductible for income tax purposes. Other intangible assets primarily consist of value assigned to customer lists totaling $88 million, which are being amortized over periods ranging from 14 to 17 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Current assets, net	$87,261	$24,890	$112,151
Property and equipment	240,411	215,733	456,144
Goodwill	175,035	46,599	221,634
Other intangible assets	74,299	16,010	90,309
Current liabilities	(40,414)	(23,153)	(63,567)
Long-term liabilities	(8,827)	(3,044)	(11,871)

Total cash consideration	$527,765	$277,035	$804,800

     At September 30, 2007, pursuant to the Company’s plan to integrate the Linde Packaged Gas business into its regional company structure, the Company recorded initial estimates related to the integration plan. The costs expected to be incurred in connection with this plan principally consist of one-time severance benefits to employees of the acquired operations who are involuntarily terminated and facility exit related costs associated with exiting certain acquired facilities that overlap with the Company’s current operations. The table below summarizes the liabilities established through purchase accounting, adjustments to these liabilities based on revisions to the Company’s integration plan and the related payments made during fiscal 2008:

	Severence	Facility Exit	Other Integration	Total Integration
(In thousands)	Accruals	Accruals	Accruals	Accruals
Amounts orginally included in purchase accounting	$5,265	$5,700	$—	$10,965
Payments	(2,781)	(873)	(962)	(4,616)
Adjustments	892	369	6,213	7,474

March 31, 2008 Balance	$3,376	$5,196	$5,251	$13,823

     The Company recognized liabilities of $6.2 million for severance related to employee terminations, $6.1 million for facility-related exit costs and $6.2 million for other integration obligations. Through March 31, 2008, the Company has made significant progress related to its integration plan and expects to substantially complete the headcount reductions and the exiting of former Linde facilities by December 31, 2008. The facility-related costs principally reflect accruals associated with non-cancelable lease obligations, the majority of which are associated with the former Linde corporate headquarters. In connection with leased locations that are closed, the Company will generally pursue a negotiated early termination of the lease or sublease the vacated locations through the remaining lease term. Non-cancelable lease obligations extend up to 10 years. Owned properties that are closed will be held for sale. Other integration costs principally reflect an estimated $4.1 million multi-employer pension plan withdrawal liability associated with the exiting of union contracts.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
Pro Forma Operating Results
     The following represents unaudited pro forma operating results as if the fiscal 2008 and 2007 acquisitions had occurred on April 1, 2006. The pro forma results were prepared from financial information obtained from the sellers of the businesses as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of the businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets, assumed liabilities and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses or integration costs. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2006 or of results that may occur in the future.

	Unaudited Year Ended March 31,
(In thousands, except per share amounts)	2008	2007
Net sales	$4,205,464	$3,950,425
Net earnings	224,303	160,283

Diluted earnings per share	$2.67	$1.99
Fiscal 2007
     During fiscal 2007, the Company purchased 13 businesses. The largest of the acquisitions was the U.S. bulk gas business of Linde, purchased March 9, 2007. The acquisition included eight air separation units and related bulk gas business with about 300 employees and approximate annual revenues of $176 million, net of sales to the Company. The acquired business was renamed “Airgas Merchant Gases” and now manages production, distribution and administrative functions for the air separation plants. In connection with the transaction, most of the acquired bulk gas customers and related service equipment were transferred to existing Distribution business units. Airgas Merchant Gases operates principally as an internal supplier to the business units in the Distribution business segment. The operations of Airgas Merchant Gases have been included in the All Other Operations business segment. Also included in the All Other Operations business segment are the specialty gas business acquired from the Union Industrial Gas Group and the refrigerant products and services business acquired from CFC Refimax, LLC, with combined annual revenues of approximately $27 million. The acquisitions were integrated into the operations of Airgas Specialty Gases and Airgas Specialty Products, respectively. The remaining fiscal 2007 acquisitions, with annual revenues of approximately $140 million, were assumed by regional operating companies in the Distribution business segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2007 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $688 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and were subject to revision as the Company finalized appraisals and other analyses. In addition, the purchase agreement provides that for Federal income tax purposes Linde and the Company had to agree on the purchase price allocation within 180 days from the acquisition closing date. Goodwill associated with the fiscal 2007 acquisitions is deductible for income tax purposes. The table below summarizes the allocation of purchase price of all fiscal 2007 acquisitions as well as adjustments related to prior year acquisitions. Transaction costs of approximately $5 million associated with the Linde Bulk Gas acquisition are reflected in current liabilities below.

	Linde Bulk Gas		Remaining
	Acquisition		Acquisitions
		All Other		All Other
	Distribution	Operations	Distribution	Operations
(In thousands)	Segment	Segment	Segment	Segment	Total
Current assets, net	$18,220	$8,704	$26,694	$9,745	$63,363
Property and equipment	79,471	222,917	66,572	1,653	370,613
Goodwill	86,705	80,215	70,194	23,480	260,594
Other intangible assets	12,715	3,985	20,400	7,442	44,542
Current liabilities	(70)	(16,184)	(23,303)	264	(39,293)
Long-term liabilities	(1,491)	(377)	(5,682)	(4,377)	(11,927)

Total cash consideration	$195,550	$299,260	$154,875	$38,207	$687,892

Pro Forma Operating Results
     The following presents unaudited pro forma operating results as if the fiscal 2007 and 2006 acquisitions had occurred on April 1, 2005. The pro forma results were prepared from financial information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets, assumed liabilities and adjustments to reflect the Company’s borrowing and tax rates. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2005 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2007	2006
Net sales	$3,449,150	$3,188,787
Net earnings	162,029	128,302

Diluted earnings per share	$2.01	$1.63

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
Fiscal 2006
     During fiscal 2006, the Company purchased 13 businesses (including three businesses acquired by National Welders) associated with the distribution of packaged gases and related hardgoods products, dry ice, and anhydrous ammonia. The largest of the acquisitions included that of the Industrial Products Division of LaRoche Industries (“LaRoche”), a leading distributor of anhydrous ammonia and related services in the U.S. The anhydrous ammonia business acquired from LaRoche in June 2005 generated aggregate annual revenues of approximately $65 million. The LaRoche operations were incorporated into a new business unit, “Airgas Specialty Products,” that was added to the All Other Operations business segment. The Company believes the bulk ammonia customers served by LaRoche represent a cross selling opportunity for the Company’s complimentary product lines. In addition to the LaRoche business, three businesses were acquired with aggregate annual revenues of approximately $17 million and were included in the All Other Operations business segment. The remaining nine acquired businesses had aggregate annual revenues of $59 million and were included in the Distribution segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations.
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2006 acquisitions was $128 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. Approximately $45 million of the purchase price assigned to goodwill will be deductible for income taxes. The table below summarizes the allocation of purchase price of all acquisitions categorized by segment.

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Current assets, net	$13,146	$17,045	$30,191
Property and equipment	23,668	23,757	47,425
Goodwill	21,409	32,723	54,132
Other intangible assets	7,328	7,519	14,847
Current liabilities	(4,817)	(6,926)	(11,743)
Contingent consideration	(6,286)	(266)	(6,552)

Total cash consideration	$54,448	$73,852	$128,300

     In addition, during fiscal 2006, the Company paid approximately $25 million in acquisition-related holdback contingent payments. The contingent payments included $20 million paid to The BOC Group, Inc. (“BOC”) associated with the July 2004 purchase of BOC’s U.S. packaged gas business. The contingent consideration paid to BOC was determined based on the Company achieving certain financial targets that were set forth in the asset purchase agreement as well as other factors associated with the transaction.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) ACQUISITIONS AND DIVESTITURES – (Continued)
(b) Divestitures
Fiscal 2006
     On December 1, 2005, the Company sold its Rutland Tool & Supply Co. (“Rutland Tool”) subsidiary. Rutland Tool distributed metalworking tools, machine tools and maintenance, repair and operating (“MRO”) supplies from seven locations and had approximately 180 employees. Proceeds of the sale were approximately $15 million. As a result of the divestiture, the Company reflected the operating results of Rutland Tool as “discontinued operations” and recognized a loss of approximately $3.1 million, $1.9 million after-tax, or $0.02 per diluted share, on the sale. The loss principally relates to the write-off of leasehold improvements and lease termination costs for long-term lease commitments that are not being assumed by the purchaser. No portion of consolidated interest expense was allocated to the discontinued operations. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
     The net sales and loss before income taxes of Rutland Tool (including the loss on sale) for the year ended March 31, 2006, which were segregated and reported as discontinued operations, were $32.7 million and $2.4 million, respectively.
(4) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. In December 2007, the Company amended the agreement adding its 100% owned subsidiaries, National Welders and Airgas Merchant Gases, LLC, as originators of trade receivables and expanded the size of the facility to $360 million. The agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the agreement. During year ended March 31, 2008, the Company sold $3.75 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $3.65 billion in collections on those receivables. The amount of receivables sold under the agreement was $360 million at March 31, 2008 and $264 million at March 31, 2007.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value.
     Subordinated retained interest of approximately $164 million, net of an allowance for doubtful accounts of $22 million, and $141 million, net of an allowance for doubtful accounts of $14 million, are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at March 31, 2008 and 2007, respectively. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) INVENTORIES, NET
     Inventories, net, consist of:

	March 31,
(In thousands)	2008	2007
Hardgoods	$275,611	$218,348
Gases	55,121	31,960

	$330,732	$250,308

     Hardgoods inventories determined by the LIFO inventory method totaled $50 million at March 31, 2008 and $37 million at March 31, 2007. The balance of the hardgoods inventories is valued using the FIFO inventory method. If the FIFO inventory method had been used for all of the Company’s hardgoods inventories, the carrying value of the inventory would have been $8.5 million and $7.5 million higher at March 31, 2008 and 2007, respectively. Substantially all of the inventories are finished goods.
(6) INCOME TAXES
     Earnings from continuing operations before income taxes, minority interest and change in accounting principle were derived from the following sources:

	Years Ended March 31,
(In thousands)	2008	2007	2006
United States	$358,381	$246,699	$200,039
Foreign	12,381	10,445	7,998

	$370,762	$257,144	$208,037

     Income tax expense from continuing operations consists of:

	Years Ended March 31,
(In thousands)	2008	2007	2006
Current:
Federal	$60,221	$41,760	$26,551
Foreign	3,718	2,725	2,673
State	5,520	3,487	1,494

	69,459	47,972	30,718

Deferred:
Federal	62,351	46,440	43,672
Foreign	484	491	98
State	11,890	4,980	3,378

	74,725	51,911	47,148

	$144,184	$99,883	$77,866

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) INCOME TAXES – (Continued)
     Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2008	2007	2006
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.3%	2.9%	2.2%
Stock-based compensation expense	0.3%	0.5%	—
Change in state tax law	(0.3%)	(0.8%)	—
Other, net	0.6%	1.2%	0.2%

	38.9%	38.8%	37.4%

     The tax effects of cumulative temporary differences and carry forwards that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
(In thousands)	2008	2007
Deferred Tax Assets:
Inventories	$10,881	$9,177
Deferred rental income	14,480	12,468
Insurance reserves	9,864	10,466
Litigation settlement and other reserves	1,634	2,745
Asset retirement obligations	3,513	792
Net operating loss carryforwards	20,424	20,217
Stock-based compensation	8,801	4,263
Other	16,011	10,204
Valuation allowance	(5,098)	(5,432)

	80,510	64,900

Deferred Tax Liabilities:
Accounts receivable	(1,379)	(2,683)
Plant and equipment	(414,961)	(338,431)
Intangible assets	(66,211)	(49,323)
Other	(15,483)	(16,705)

	(498,034)	(407,142)

Net deferred tax liability	$(417,524)	$(342,242)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) INCOME TAXES – (Continued)
     Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

	March 31,
(In thousands)	2008	2007
Current deferred tax asset, net	$22,258	$31,004
Non-current deferred tax liability, net	(439,782)	(373,246)

Net deferred tax liability	$(417,524)	$(342,242)

     The Company has recorded tax benefits amounting to $13.3 million, $9.0 million, and $7.9 million in fiscal 2008, 2007 and 2006, respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.
     The Company has recorded deferred tax assets related to the expected future tax benefits of net operating losses of $20.4 million in fiscal 2008 and $20.2 million in fiscal 2007. All federal loss carryforwards recognized in fiscal years 2005 and 2006 were utilized in 2007. State loss carryforwards expire at various times through 2028.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment.
     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets reverse, at March 31, 2008 management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances. Valuation allowances primarily relate to certain state net operating loss carryforwards. In fiscal 2008, the Company revised its estimates of the realizability of certain tax benefits associated with state net operating loss carryforwards. Those revisions, along with changes due to the utilization and expiration of net operating loss carryforwards, resulted in a $334 thousand reduction in the related valuation allowances.
     Effective April 1, 2007, the Company adopted FIN 48, which provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions that a company has taken or expects to take on a tax return. Unrecognized tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The adoption of FIN 48 resulted in the Company recording a $290 thousand incremental liability for unrecognized tax benefits and a corresponding reduction in retained earnings.
     As of March 31, 2008, the Company has unrecognized tax benefits of approximately $10 million, which has been recorded as a non-current liability, and a related $3 million tax asset recorded in other non-current assets. If recognized, all of the unrecognized tax benefits and related interest and penalties would reduce tax expense. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) INCOME TAXES – (Continued)

(In thousands)
Unrecognized income tax benefits as of April 1, 2007	$7,040
Additions for tax positions of prior years	276
Additions for current year tax positions	402
Reductions for settlements with taxing authorities	(399)
Reductions as a result of expirations of applicable statutes of limitations	(356)

Unrecognized income tax benefits as of March 31, 2008	$6,963

     Interest and penalties of $100 thousand were recognized for the year ended March 31, 2008 and were classified as income tax expense in the consolidated financial statements. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
     The Company files income tax returns in the United States and foreign jurisdictions. The Company also files income tax returns in every state which imposes corporate income tax. The Company is currently under audit by the IRS for the year ended March 31, 2006 and is not under examination in any significant foreign and state and local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2003.
(7) PLANT AND EQUIPMENT
     The major classes of plant and equipment, at cost, are as follows:

	Depreciable		March 31,
(In thousands)	Lives (Yrs)		2008	2007
Land and land improvements	—		$118,019	$89,522
Buildings and leasehold improvements	25		306,308	265,146
Cylinders	30		1,218,959	972,487
Bulk tank stations	10 to 30	(Average 21)	402,352	365,630
Rental equipment	3 to 10		199,794	154,240
Machinery and equipment	7 to 10		593,758	581,805
Computers, furniture and fixtures	3 to 10		146,387	130,755
Transportation equipment	3 to 15		200,892	178,152
Construction in progress	—		46,204	18,010

			$3,232,673	$2,755,747

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill for fiscal 2008 and 2007 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2006	$402,582	$163,492	$566,074
Acquisitions	156,899	103,695	260,594
Other adjustments	(157)	300	143
SAB 108 adjustments	5,351	—	5,351

Balance at March 31, 2007	$564,675	$267,487	$832,162
Acquisitions	171,274	(37,090)	134,184
Other adjustments	2,602	111	2,713

Balance at March 31, 2008	$738,551	$230,508	$969,059

     The valuations of other intangible assets and the resulting goodwill of certain recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. The fiscal 2008 reduction of goodwill in the All Other Operations business segment primarily relates to the completion of the purchase accounting for the Linde transactions.
     SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to perform an assessment at least annually of the carrying value of goodwill associated with each of its reporting units. The Company elected to perform its annual assessment as of October 31 of each year. As of October 31, 2007, the Company determined the implied fair value of each of its reporting units using discounted cash flow analyses and compared such values to the carrying value of each of the respective reporting units. This annual assessment indicated that the Company’s carrying value of goodwill was not impaired.
     Other intangible assets that are not fully amortized amounted to $149 million and $63 million, net of accumulated amortization of $28 million and $27 million at March 31, 2008 and 2007, respectively. These intangible assets primarily consist of acquired customer lists that are amortized over 7 to 17 years and non-compete agreements entered into in connection with business combinations that are amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: 2009 — $16.5 million; 2010 — $15.9 million; 2011 — $15.4 million; 2012 - $14.2 million; 2013- $13.5 million and $73.5 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	March 31,
(In thousands)	2008	2007
Accrued payroll and employee benefits	$86,490	$71,685
Business insurance reserves	29,430	26,390
Deferred rental revenue	22,641	19,797
Taxes other than income taxes	22,628	14,771
Cash overdraft	56,739	57,056
Other accrued expenses and current liabilities	62,952	51,576

	$280,880	$241,275

(10) INDEBTEDNESS
     Long-term debt consists of:

	March 31,
(In thousands)	2008	2007
Revolving credit borrowings	$883,291	$489,398
Term loans	487,500	577,500
Money market loans	30,000	30,000
Senior subordinated notes	150,000	150,000
Acquisition and other notes	29,257	17,440
National Welders debt	—	85,677

Total long-term debt	1,580,048	1,350,015
Less current portion of long-term debt	(40,400)	(40,296)

Long-term debt, excluding current portion	$1,539,648	$1,309,719

Senior Credit Facility
     The Company maintains a senior credit facility with a syndicate of lenders. The $1.7 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $1,066 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $39 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the Linde Bulk Gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INDEBTEDNESS – (Continued)
     As of March 31, 2008, the Company had approximately $1,371 million of borrowings under the Credit Facility: $859 million under the U.S. dollar revolver, C$25 million (U.S. $24 million) under the Canadian dollar revolver and $488 million under the term loans. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due in fiscal 2009 on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The Company also had outstanding letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at London Interbank Offered Rate (“LIBOR”) plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of March 31, 2008, the average effective interest rates on the U.S. dollar borrowings, the term loans and the average Canadian dollar borrowings were 3.62%, 3.45% and 4.50%, respectively.
     As of March 31, 2008, approximately $171 million remained unused under the U.S. dollar revolving credit line and approximately C$15 million (U.S. $15 million) remained unused under the Canadian dollar revolving credit line. As of March 31, 2008, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2008, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2008, the Company had outstanding advances under the agreement of $30 million, which bears interest at 3.32%.
     The Company also entered into an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2008, there were no short-term advances outstanding under this agreement.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INDEBTEDNESS – (Continued)
Senior Subordinated Notes
     At March 31, 2008, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the Credit Facility.
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes in full at a premium of 104.563% of the principal amount with proceeds from the Company’s Credit Facility. In conjunction with the redemption of the notes, the Company recognized a charge on the early extinguishment of debt of approximately $12.1 million ($7.9 million after tax) in October 2006. The charge relates to the redemption premium and the write-off of unamortized debt issuance costs.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At March 31, 2008, acquisition and other notes totaled $29.3 million with an average interest rate of approximately 6% and an average maturity of approximately 2 years.
Refinancing of National Welders Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. As discussed in Note 13, National Welders became a 100% owned subsidiary of the Company on July 3, 2007. Concurrently, National Welders’ debt of $87.5 million was refinanced by the Company under the expanded U.S. dollar revolving credit line.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INDEBTEDNESS – (Continued)
Aggregate Long-term Debt Maturities
     The aggregate maturities of long-term debt are as follows:

(In thousands)
Years Ending March 31,
2009 (1)	$40,400
2010	100,137
2011	241,559
2012	1,045,977
2013	718
Thereafter	151,257

$1,580,048

(1)	The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in fiscal 2009 on the term loans have been reflected as long term in the aggregate maturity schedule.
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Summarized below are the carrying and fair values of the Company’s financial instruments at March 31, 2008 and 2007.
     The fair value of the Company’s publicly traded financial instruments is based on market pricing. The fair value of other non-publicly traded financial instruments is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The computation of fair values of these instruments is generally performed by the Company. The carrying amounts reported in the balance sheet for trade receivables and payables, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the following table:

	2008	2008	2007	2007
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial Instruments:
Revolving credit borrowings	$883,291	$883,291	$489,398	$489,398
Term loans	487,500	487,500	577,500	577,500
Money market loans	30,000	30,000	30,000	30,000
Senior subordinated notes	150,000	148,125	150,000	146,250
Acquisition and other notes	29,257	29,662	17,440	17,440
National Welders debt	—	—	85,677	85,677

Interest rate swap agreements:
- Cash flow hedge – (asset) liability	20,850	20,850	(106)	(106)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At March 31, 2008, the Company had 19 fixed interest rate swap agreements with a notional amount of $602 million. These swaps effectively convert $602 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At March 31, 2008, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.94% and receive variable interest payments from the counterparties based on a weighted average variable rate of 2.90%. The remaining terms of each of these swap agreements range from 2 to 30 months. During fiscal 2008, the fair value of the fixed interest rate swap agreements declined, and the Company recorded a corresponding decrease to accumulated other comprehensive income (loss) of $20.9 million. A net loss related to the ineffectiveness of the hedging relationship was recognized as interest expense and was insignificant.
     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at March 31, 2008, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $3 million.
(13) NATIONAL WELDERS EXCHANGE TRANSACTION
     Since June 1996, the Company had an interest in a joint venture, National Welders, a producer and distributor of industrial gases based in Charlotte, North Carolina. Ownership interests in National Welders consisted of voting common stock and voting redeemable preferred stock with a 5% annual dividend. The Company owned 100% of the joint venture’s common stock, which represented a 50% voting interest. The payment of dividends on the common stock was subordinate to the payment of a 5% dividend on the preferred stock. Additionally, the common stock dividends had to be declared by a vote of the joint venture’s board of directors. A family held approximately 3.2 million shares of redeemable preferred stock and controlled the balance of the voting interest. Through June 30, 2009, the preferred stockholders had the option to redeem their preferred shares for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. The common stock and cash redemption options were equivalent when Airgas’ common stock’s market value was $24.45 per share.
     Since the December 2003 adoption of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company’s National Welders joint venture was consolidated with the operations of the Company. As a consolidated entity, the assets and liabilities of the joint venture were included with the Company’s assets and liabilities and the preferred stockholders’ interest in those assets and liabilities was reflected as “Minority interest in affiliate” on the Company’s Consolidated Balance Sheet. Likewise, the operating results of the joint venture were reflected broadly across the Consolidated Statement of Earnings with the preferred stockholders’ proportionate share of the joint venture’s operating results reflected, net of tax, as “Minority interest in earnings of consolidated affiliate.”

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) NATIONAL WELDERS EXCHANGE TRANSACTION – (Continued)
     On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (the “National Welders Exchange Transaction”). The Company issued 2.471 million shares of Airgas common stock to the preferred stockholders in exchange for all 3.2 million preferred shares of National Welders. As part of the negotiated exchange, in addition to the shares of Airgas common stock the preferred stockholders had the option to acquire, the Company issued an additional 144 thousand Airgas common shares (included in the 2.471 million shares) to the preferred stockholders, which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. The net after-tax charge was reflected in the Consolidated Statement of Earnings as “Minority interest in earnings of consolidated affiliate” and consisted of $7 million related to the additional shares issued net of the reversal of a deferred tax liability related to the undistributed earnings of the National Welders joint venture of $4.5 million. Upon the exchange, National Welders became a 100% owned subsidiary of Airgas, the Minority interest in affiliate of $57.2 million at March 31, 2007 was relieved and Common stock and Capital in excess of par were increased by approximately $64 million.
(14) STOCKHOLDERS’ EQUITY
(a) Common Stock
     The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2008, the number of shares of common stock outstanding was 82.3 million, excluding 1.8 million shares of common stock held as treasury stock. At March 31, 2007, the number of shares of common stock outstanding was 78.7 million, excluding 1.3 million shares of common stock held as treasury stock.
(b) Preferred Stock and Redeemable Preferred Stock
     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock, 200 thousand shares have been designated as Series B Junior Participating Preferred Stock and 200 thousand shares have been designated as Series C Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2008 and 2007, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting such series and designation thereof.
     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2008 and 2007, no shares of redeemable preferred stock were issued or outstanding.
(c) Dividends
     The Company paid its stockholders quarterly cash dividends of $0.09 per share at the end of each of the first three quarters of fiscal 2008. In March 2008, the Company paid a regular quarterly cash dividend of $0.12 per share, representing a 33% increase from the previous quarterly dividend. During fiscal 2007 and 2006, the Company paid its stockholders regular quarterly cash dividends of $0.07 and $0.06 per share, respectively. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCKHOLDERS’ EQUITY – (Continued)
(d) Stockholder Rights Plan
     Effective May 8, 2007, the Company’s Board of Directors adopted a stockholder rights plan (the “2007 Rights Plan”). Pursuant to the 2007 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an initial exercise price of $230 per share. The 2007 Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.
     Rights become exercisable after 10 days following the acquisition by a person or group of 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the Company’s outstanding common stock, or 10 business days (or later if determined by the Board of Directors in accordance with the plan) after the announcement of a tender offer or exchange offer to acquire 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15% or more (or 20% or more, as the case may be) of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company at an initial redemption price of $0.0001 per right. If not redeemed, the rights will expire on May 8, 2017.
(e) Stock Repurchase Plan
     In November 2005, the Company’s Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) that provided the Company with the authorization to repurchase up to $150 million of its common stock. The Repurchase Plan was suspended in July 2006 while the Company consummated its acquisitions of Linde AG’s U.S. bulk and packaged gas assets. In March 2008, the Company announced the reinstatement of its Repurchase Plan and 496 thousand shares of Company common stock were repurchased for $21.6 million. Since inception, a total of 865 thousand shares have been repurchased under the plan for $34 million and $116 million of the original $150 million authorization remains available for future common stock purchases.
(f) Employee Benefits Trust
     The Company maintained an Employee Benefits Trust to fund obligations of the Company’s employee benefit and compensation plans. Shares were purchased by the Employee Benefits Trust from the Company at fair market value and were reflected as a reduction of stockholders’ equity. Shares were transferred from the Employee Benefits Trust to fund compensation and employee benefit obligations based on the original cost of the shares to the trust. The satisfaction of compensation and employee benefit plan obligations was based on the fair value of shares transferred. Differences between the original cost of the shares to the Employee Benefits Trust and the fair market value of shares transferred were charged or credited to capital in excess of par value. During fiscal 2006, the remaining shares held in the Employee Benefits Trust were used for employee stock option exercises and the Employee Benefits Trust was terminated.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION
     The Company adopted SFAS No. 123R, Share-Based Payment,(“SFAS 123R”), effective April 1, 2006 using the modified prospective method. Under the modified prospective method, stock-based compensation recognized since the date of adoption includes: (a) any share-based payments granted subsequent to the date of adoption; and (b) any portion of share-based payments granted prior to the date of adoption that vests subsequent to the date of adoption. Based on the effective date of adoption of SFAS 123R, no stock-based compensation expense was recognized in fiscal 2006.

(In thousands)	Fiscal Years Ended March 31,
Stock-based compensation expense related to:	2008	2007
Stock option plans	$12,660	$12,164
Employee Stock Purchase Plan — options to purchase stock	3,969	3,281

	16,629	15,445
Tax benefit	(5,282)	(4,589)

Stock-based compensation expense, net of tax	$11,347	$10,856

Prior Period Pro Forma Earnings
     The following table presents the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in fiscal 2006:

Year Ended
March 31,
(In thousands, except per share amounts)	2006
Net earnings, as reported	$123,551
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,035)

Pro forma net earnings	$115,516

Earnings per share:
Basic – as reported	$1.61
Basic – pro forma	$1.51

Diluted – as reported	$1.57
Diluted – pro forma	$1.47

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION – (Continued)
2006 Equity Incentive Plan
     At the Company’s August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the Company’s 1997 Stock Option Plan for employees and the 1997 Directors’ Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. Future grants of stock options to employees and directors will only be issued from the 2006 Equity Plan to the extent that shares are available for issuance. At March 31, 2008, a total of 11.8 million shares were authorized under the 2006 Equity Plan and predecessor plans, of which 3.5 million shares of common stock were available for issuance under the 2006 Equity Plan.
     Stock options granted prior to fiscal 2007 vest 25% annually and have a maximum term of ten years. Stock options granted in fiscal 2007 and 2008 also vest 25% annually and have a maximum term of eight years.
Fair Value
     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R, which is consistent with that used for pro forma disclosures in prior periods. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2008, 2007 and 2006 was $15.27, $13.75 and $9.35, respectively. The following assumptions were used by the Company in valuing the stock option grants issued in each fiscal year:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected volatility	30.8%	36.2%	35.3%
Expected dividend yield	0.82%	0.80%	0.83%
Expected term	5.6 years	5.4 years	6.4 years
Risk-free interest rate	4.7%	5.0%	3.9%
     The expected volatility assumption used in valuing stock options was determined based on anticipated changes in the underlying stock price over the expected term using historical daily changes of the Company’s closing stock price. The expected dividend yield was based on the Company’s history and expectation of future dividend payouts. The expected term represents the period of time that the options are expected to be outstanding prior to exercise or forfeiture. The expected term was determined based on historical exercise patterns. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of grant commensurate with the expected term.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION – (Continued)
Summary of Stock Option Activity
     The following table summarizes the stock option activity during the three years ended March 31, 2008:

			Weighted-Average	Aggregate
	Number of		Exercise Price	Intrinsic Value
	Stock Options		Per Share	(In thousands)
Outstanding at March 31, 2005	7,363,301		$14.95
Granted	1,063,200		$24.30
Exercised	(1,337,944)		$14.73
Forfeited	(94,739)		$17.86

Outstanding at March 31, 2006	6,993,818		$16.37	$158,900
Granted	991,440		$36.19
Exercised	(967,590	)(1)	$15.91
Forfeited	(134,694)		$26.09

Outstanding at March 31, 2007	6,882,974		$19.12	$158,515
Granted	1,082,550		$43.94
Exercised	(1,238,457)		$16.46
Forfeited	(94,364)		$32.18

Outstanding at March 31, 2008	6,632,703		$23.52	$145,588

Vested or expected to vest as of March 31, 2008	6,062,291		$23.52	$133,067

Exercisable as of March 31, 2008	4,325,724		$17.17	$122,418

(1)	Actual shares issued associated with stock option exercises was 960 thousand due to a net share issue exercise.
     The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price multiplied by the number of stock options outstanding as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2008, 2007 and 2006 was $37 million, $22.7 million and $19.5 million, respectively. The weighted-average remaining contractual term of stock options outstanding as of March 31, 2008 was 5.13 years. In fiscal 2008 and 2007, the Company issued new shares of common stock to satisfy stock option exercises. In fiscal 2006, a combination of new shares and treasury stock was used to satisfy stock option exercises. Common stock to be issued in conjunction with future stock option exercises will be obtained from either new shares or shares from treasury stock. Common stock held as treasury stock may be funded from time to time through stock purchases under the Company’s Repurchase Plan (see Note 14(e)).
     As of March 31, 2008, $20 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION – (Continued)
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.4 million shares were available for issuance at March 31, 2008.
     Under the terms of the ESPP, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Employee purchases are limited in any calendar year to an aggregate market value of $25,000. Market value under the ESPP is defined as either the closing share price on the New York Stock Exchange as of an employee’s enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The ESPP effectively resets at the beginning of each fiscal year at which time employees are re-enrolled in the plan and a new 12-month purchase price is established. The ESPP is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code.
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of options granted under the ESPP in fiscal 2008, 2007 and 2006 was $9.61, $8.30 and $5.57, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:
ESPP Purchase Option Assumptions:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected volatility	23.6%	30.8%	27.1%
Expected dividend yield	0.86%	0.73%	0.90%
Expected term	3 to 12 months	2 to 8 months	3 to 12 months
Risk-free interest rate	5.0%	5.0%	3.1%

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION – (Continued)
The following table summarizes the activity of the ESPP during the three years ended March 31, 2008:

		Weighted-Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Purchase Options	Per Share	(In thousands)
Outstanding at March 31, 2005	136,358	$18.45
Granted	533,245	$20.33
Exercised	(531,916)	$19.80

Outstanding at March 31, 2006	137,687	$20.50	$2,560

Granted	395,587	$31.10
Exercised	(430,519)	$27.76

Outstanding at March 31, 2007	102,755	$30.86	$1,160

Granted	412,917	$36.00
Exercised	(407,038)	$34.62

Outstanding at March 31, 2008	108,634	$36.21	$1,006

(16) INTEREST EXPENSE, NET
     Interest expense, net, consists of:

	Years Ended March 31,
(In thousands)	2008	2007	2006
Interest expense	$92,584	$62,095	$55,740
Interest and finance charge (income)	(2,724)	(1,915)	(1,928)

	$89,860	$60,180	$53,812

(17) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options. For periods prior to the July 3, 2007 National Welders Exchange Transaction, the calculation of diluted earnings per share assumed the conversion of National Welders’ preferred stock to Airgas common stock.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) EARNINGS PER SHARE – (Continued)
     The table below presents the computation of basic and diluted earnings per share for the years ended March 31, 2008, 2007 and 2006:

(In thousands, except per share amounts)	Years Ended March 31,
	2008	2007	2006
Basic Earnings per Share Computation

Numerator:
Income from continuing operation	$223,348	$154,416	$127,515
Loss from discontinued operations	—	—	(1,424)
Cumulative effect of a change in accounting principle	—	—	(2,540)

Net earnings	$223,348	$154,416	$123,551

Denominator:
Basic shares outstanding	81,402	78,025	76,624

Basic earnings per share from continuing operations	$2.74	$1.98	$1.66
Basic loss per share from discontinued operations	—	—	(0.02)
Basic loss from the cumulative effect of a change in accounting principle	—	—	(0.03)

Basic net earnings per share	$2.74	$1.98	$1.61

	Years Ended March 31,
	2008 (2)	2007 (1)	2006 (1)
Diluted Earnings per Share Computation

Numerator:
Income from continuing operations	$223,348	$154,416	$127,515
Plus: Preferred stock dividends	711	2,845	2,845
Plus: Income taxes on earnings of National Welders	245	1,166	730

Income from continuing operations assuming preferred stock conversion	224,304	158,427	131,090
Loss from discontinued operations	—	—	(1,424)
Cumulative effect of a change in accounting principle	—	—	(2,540)

Net earnings assuming preferred stock conversion	$224,304	$158,427	$127,126

Denominator:
Basic shares outstanding	81,402	78,025	76,624
Incremental shares from assumed conversions:
Stock options	2,242	2,214	2,201
Preferred stock of National Welders	591	2,327	2,327

Diluted shares outstanding	84,235	82,566	81,152

Diluted earnings per share from continuing operations	$2.66	$1.92	$1.62
Diluted loss per share from discontinued operations	—	—	(0.02)
Diluted loss from the cumulative effect of a change in accounting principle	—	—	(0.03)

Diluted net earnings per share	$2.66	$1.92	$1.57

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) EARNINGS PER SHARE – (Continued)
(1)	Prior to the July 3, 2007 National Welders Exchange Transaction, the preferred stockholders of National Welders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share or greater, exchange of the preferred stock was assumed because it provided greater value to the preferred stockholders. Based on the assumed exchange of the preferred stock for Airgas common stock, the 2.3 million shares were included in the diluted shares outstanding.

The National Welders preferred stockholders earned a 5% dividend, recognized as “Minority interest in earnings of consolidated affiliate.” Upon the exchange of the preferred stock for Airgas common stock, the dividend would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas. For the periods in which the exchange was assumed, the 5% preferred stock dividend was added back to net earnings in the diluted earnings per share computation.

For periods prior to the National Welders Exchange Transaction, the earnings of National Welders for tax purposes were treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the exchange of National Welders preferred stock for Airgas common stock, National Welders would become a 100% owned subsidiary of Airgas. As a 100% owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level. For periods in which the exchange was assumed, the additional tax was added back to net earnings in the diluted earnings per share computation.

(2)	The diluted earnings per share computation for the year ended March 31, 2008 includes the effect of the items described in (1) above, weighted to reflect the impact of the National Welders Exchange Transaction.
     Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted computation. There were approximately 1.3 million, 780 thousand and 3 thousand outstanding stock options that were not dilutive at March 31, 2008, 2007, and 2006, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) LEASES
     The Company leases certain distribution facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these long-term leases for the years ended March 31, 2008, 2007, and 2006, amounted to approximately $88 million, $71 million, and $68 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2008 and 2007. Associated with the fleet vehicle operating leases, the Company guarantees a residual value of $29 million, representing approximately 17% of the original cost.
     At March 31, 2008, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
Years Ending March 31,
2009	$76,530
2010	62,950
2011	66,177
2012	39,303
2013	23,444
Thereafter	24,395

$292,799

(19) COMMITMENTS AND CONTINGENCIES
(a) Legal
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
(b) Insurance Coverage
     The Company has established insurance programs to cover workers’ compensation, business automobile, and general liability claims. During fiscal 2008 and 2007, these programs had self-insured retention of $1 million per occurrence. During fiscal 2006, the Company’s self-insured retention was $500 thousand per occurrence with an additional aggregate retention of $2.2 million for claims in excess of $500 thousand. For fiscal 2009, the self-insured retention will remain $1 million per occurrence with no additional aggregate retention. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(19) COMMITMENTS AND CONTINGENCIES – (Continued)
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
(c) Supply Agreements
     The Company purchases bulk quantities of industrial gases under long-term take-or-pay supply agreements. The Company is a party to a long-term take-or-pay supply agreement, in effect through August 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen and argon. Additionally, the Company has commitments to purchase helium and hydrogen from Air Products under the terms of the take-or-pay supply agreement. The Company is committed to purchase approximately $50 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $16 million and they expire at various dates through 2024. The annual purchase commitments above reflect estimates based on fiscal 2008 purchases.
     The Company also purchases liquid carbon dioxide and ammonia under take-or-pay supply agreements. The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044 and represent approximately $17 million in annual purchases. The Company purchases ammonia from a variety of sources. With one of those sources, the Company has an open minimum purchase commitment of approximately $22 million under a supply agreement. The term of the agreement is through December 31, 2008 and automatically renews for successive one-year terms unless terminated by either party upon 180 days written notice. The annual purchase commitments reflect estimates based on fiscal 2008 purchases.
     The supply agreements noted above contain periodic pricing adjustments based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. The Company believes that, if a long-term supply agreement with a major supplier of gases or other raw materials was terminated, it would look to utilize excess internal production capacity and to locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.
(d) Construction Commitments
     At March 31, 2008, the Company’s remaining construction commitments totaled approximately $47 million. Construction commitments represent outstanding commitments to customers to build and operate air separation plants in New Carlisle, IN and Carrollton, KY, and construct a beverage grade liquid carbon dioxide plant in Deer Park, TX, which is expected to be completed in early calendar year 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(19) COMMITMENTS AND CONTINGENCIES – (Continued)
(e) Letters of Credit
     At March 31, 2008, the Company had outstanding letters of credit of approximately $35 million. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.
(20) BENEFIT PLANS
     The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions up to two percent of participant’s wages. Amounts expensed under the 401(k) plan for fiscal 2008, 2007, and 2006 were $6.9 million, $5.8 million and $5.5 million, respectively.
     Certain subsidiaries of the Company participate in multi-employer pension and post-retirement plans, which provide defined benefits to union employees. Contributions are made to the plans in accordance with negotiated labor contracts. If the Company elected to withdraw from these plans at March 31, 2008, the withdrawal liability would have been approximately $8.7 million. Amounts expensed under the pension plans for fiscal 2008, 2007 and 2006 were $1.3 million, $1.2 million and $1.3 million, respectively.
(21) RELATED PARTIES
     The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers. The Company also leases certain operating facilities from employees who were previous owners of businesses acquired. The amounts of these transactions are not material to the Company.
Minority stockholder note prepayment
     In the first quarter of fiscal 2006, National Welders, a consolidated affiliate in fiscal 2006, entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note payable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to repay its $21 million term loan, which had been collateralized by the preferred stockholders’ note. Additionally, the term loan was subject to an interest rate swap agreement, which was terminated in conjunction with the debt repayment. The fee of $700 thousand to unwind the interest rate swap agreement was reimbursed to National Welders by the preferred stockholders.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(22) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
     Cash paid for interest and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2008	2007	2006
Interest paid	$93,450	$72,418	$56,361
Discount on securitization	17,031	13,630	9,371
Income taxes (net of refunds)	52,254	50,021	21,641
Significant Non-cash Investing and Financing Transactions
     In connection with the National Welders Exchange Transaction (see Note 13), the Company issued 2.471 million shares of common stock valued at approximately $64 million in a non-cash transaction in exchange for the preferred stock of National Welders.
     In an acquisition consummated during fiscal year 2008, a seller of a business provided direct financing in the form of a $5 million note payable by the Company. Payment of the note will be reflected in the Consolidated Statement of Cash Flows when the cash is paid. In addition, the Company assumed capital lease obligations of $1.8 million in connection with an acquisition.
     In March 2008, the Company executed a $4.6 million purchase transaction of its common stock under its Repurchase Plan (see Note 14(e)) that settled in April 2008. The purchase was a non-cash financing transaction that was recognized in treasury stock and as an accrued liability on the March 31, 2008 consolidated balance sheet.
     During fiscal year 2008, 2007 and 2006, the Company purchased $13.7 million, $5.3 million and $5.6 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the Consolidated Balance Sheet. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.
(23) SUMMARY BY BUSINESS SEGMENT
     The Company aggregates its operations, based on products and services, into two reportable business segments, Distribution and All Other Operations. The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and less than truck load bulk quantities. Business units in the Distribution business segment also recognize rental revenue and distribute hardgoods. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding and welding related equipment. Gas and rent represented 54%, 52% and 52% of the Distribution business segment’s sales in each of the fiscal years 2008, 2007 and 2006, respectively. Hardgoods consist of welding consumables and equipment, safety products, and MRO supplies. In each of the fiscal years 2008, 2007, and 2006, hardgoods sales represented 46%, 48% and 48%, respectively; of the Distribution business segment’s sales. During fiscal years 2008, 2007 and 2006, the Distribution business segment accounted for approximately 84% of consolidated sales.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(23) SUMMARY BY BUSINESS SEGMENT — (Continued)
     The All Other Operations business segment consists of the Company’s Gas Operations Division, the newly formed Airgas Merchant Gases and National Welders. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, anhydrous ammonia, refrigerants, and specialty gases. Airgas Merchant Gases produces oxygen, nitrogen, and argon, most of which is supplied to business units in the Distribution business segment. National Welders produces and distributes industrial, medical and specialty gases and hardgoods primarily throughout North and South Carolina. The business units reflected in the All Other Operations business segment individually are not material enough to meet the thresholds to be reported as separate business segments. The elimination entries represent intercompany sales from the Company’s All Other Operations business segment to its Distribution business segment.
     The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and to a lesser extent Mexico, Russia and Dubai. Revenues derived from foreign countries are based on the point of sale and were $63 million, $51 million and $45 million in the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 2.5% of the consolidated total long-lived assets and were $74 million, $56 million, and $49 million at March 31, 2008, 2007 and 2006, respectively. The Company’s customer base is diverse with no single customer accounting for more than 0.5% of total net sales.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, corporate operating expenses are allocated to each segment based on sales dollars. Corporate assets have been allocated to the Distribution segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each business segment.
     Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis below.

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2008
Gas and rent	$1,807,663	$724,059	$(159,293)	$2,372,429
Hardgoods	1,536,401	115,698	(7,504)	1,644,595

Total net sales	3,344,064	839,757	(166,797)	4,017,024

Cost of products sold, excluding deprec. expense	1,672,181	421,042	(166,797)	1,926,426
Selling, distribution and administrative expenses	1,141,032	283,645	—	1,424,677
Depreciation	132,300	43,502	—	175,802
Amortization	10,451	3,522	—	13,973

Operating income	$388,100	$88,046	$—	$476,146

Assets	$2,992,018	$987,243		$3,979,261
Capital expenditures	$186,445	$80,933		$267,378

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(23) SUMMARY BY BUSINESS SEGMENT — (Continued)

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2007
Gas and rent	$1,399,186	$485,209	$(60,934)	$1,823,461
Hardgoods	1,292,628	94,462	(5,500)	1,381,590

Total net sales	2,691,814	579,671	(66,434)	3,205,051

Cost of products sold, excluding deprec. expense	1,355,367	278,157	(66,434)	1,567,090
Selling, distribution and administrative expenses	953,858	195,308	—	1,149,166
Depreciation	109,455	29,363	—	138,818
Amortization	6,426	2,099	—	8,525

Operating income	$266,708	$74,744	$—	$341,452

Assets	$2,401,500	$931,957		$3,333,457
Capital expenditures	$191,260	$47,014		$238,274

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2006
Gas and rent	$1,238,612	$415,560	$(54,242)	$1,599,930
Hardgoods	1,157,326	77,870	(5,516)	1,229,680

Total net sales	2,395,938	493,430	(59,758)	2,829,610

Cost of products sold, excluding deprec. expense	1,223,435	238,301	(59,758)	1,401,978
Selling, distribution and administrative expenses	864,192	167,140	—	1,031,332
Depreciation	95,615	26,781	—	122,396
Amortization	4,230	916	—	5,146

Operating income	$208,466	$60,292	$—	$268,758

Assets	$1,931,205	$543,207		$2,474,412
Capital expenditures	$170,429	$38,174		$208,603

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(24) SUPPLEMENTARY INFORMATION (UNAUDITED)
     This table summarizes the unaudited results of operations for each quarter of fiscal 2008 and 2007:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2008
Net sales	$915,099	$1,007,283	$1,008,045	$1,086,597
Operating income	111,237	115,389	118,475	131,045
Net earnings (b)	51,720	50,609	56,806	64,213
Basic earnings per share (a),(b)	$0.65	$0.62	$0.69	$0.78
Diluted earnings per share (a),(b)	$0.63	$0.60	$0.67	$0.76

2007
Net sales	$773,036	$790,747	$787,407	$853,861
Operating income	78,906	84,263	85,330	92,953
Net earnings (c)	38,652	39,547	32,483	43,734
Basic earnings per share (a),(c)	$0.50	$0.51	$0.42	$0.56
Diluted earnings per share (a),(c)	$0.48	$0.49	$0.40	$0.54

a)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statement of Earnings.

b)	The quarterly results for fiscal 2008 include a one-time, non-cash expense in the second fiscal quarter of $2.5 million, or $0.03 per diluted share, related to the National Welders Exchange Transaction through which the joint venture became a 100% owned subsidiary and a tax benefit in the third fiscal quarter of $1.3 million, or $0.01 per diluted share, related to a change in Texas state income tax law.

c)	The quarterly results for fiscal 2007 include a tax benefit in the first fiscal quarter of $1.8 million, or $0.02 per diluted share, related to a change in the Texas state income tax law and a charge of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share, in the fiscal third quarter for the early extinguishment of debt.
(25) SUBSEQUENT EVENT
     On May 20, 2008 the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.12 per share. The dividend is payable June 30, 2008 to stockholders of record as of June 12, 2008.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its 2004 Notes are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the 2004 Notes. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of March 31, 2008 and March 31, 2007 and for each of the years ended March 31, 2008, 2007 and 2006. The accounting policies of the subsidiary guarantors are the same as those described in the Summary of Significant Accounting Policies (see Note 1). As disclosed in Note 13, National Welders, which was previously classified as a Non-guarantor in the condensed consolidating financial information, became a 100% owned subsidiary of the Company and, with the October 31, 2007 execution of a supplemental indenture to the 2004 Notes, National Welders became a guarantor. Accordingly, the March 31, 2008 balance sheet, statement of earnings and cash flows of National Welders are reflected with the Guarantors in the condensed consolidating financial information below. Additionally, the condensed consolidating information for periods prior to October 31, 2007 has been restated to also reflect the balance sheet, statement of earnings and cash flows of National Welders as a Guarantor. On the Condensed Consolidating Statement of Cash Flows for the years ended March 31, 2007 and 2006, cash proceeds from stock issued for the employee stock purchase plan was adjusted to be a source of cash of the Parent rather than a source of cash of the Guarantors. Also on the Condensed Consolidating Statement of Cash Flows for the years ended March 31, 2007 and 2006, “Advances to subsidiaries”, previously reflected as cash used by financing activities in “Changes in due to/from parent”, have been adjusted to be reflected as cash used in investing activities. The adjustments had no impact on the liquidity available to support the 2004 Notes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$40,396	$2,652	$—	$43,048
Trade receivables, net	—	11,405	172,164	—	183,569
Intercompany receivable (payable)	—	(2,385)	2,385	—	—
Inventories, net	—	322,090	8,642	—	330,732
Deferred income tax asset, net	11,399	12,995	(2,136)	—	22,258
Prepaid expenses and other current assets	17,092	40,409	1,606	—	59,107

Total current assets	28,491	424,910	185,313	—	638,714

Plant and equipment, net	15,213	2,135,949	43,708	—	2,194,870
Goodwill	—	951,650	17,409	—	969,059
Other intangible assets, net	—	148,105	893	—	148,998
Investments in subsidiaries	2,992,576	—	—	(2,992,576)	—
Other non-current assets	16,121	9,181	2,318	—	27,620

Total assets	$3,052,401	$3,669,795	$249,641	$(2,992,576)	$3,979,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,740	$174,498	$4,873	$—	$185,111
Accrued expenses and other current liabilities	103,533	174,813	2,534	—	280,880
Current portion of long-term debt	30,000	9,162	1,238	—	40,400

Total current liabilities	139,273	358,473	8,645	—	506,391

Long-term debt, excluding current portion	1,497,000	16,953	25,695	—	1,539,648
Deferred income tax liability, net	(33,481)	462,857	10,406	—	439,782
Intercompany (receivable) payable	450	106,971	(107,421)	—	—
Other non-current liabilities	35,823	39,400	4,881	—	80,104
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	841	—	—	—	841
Capital in excess of par value	468,302	1,502,919	8,224	(1,511,143)	468,302
Retained earnings	983,663	1,180,816	292,065	(1,472,881)	983,663
Accumulated other comprehensive income (loss)	(4,713)	1,776	7,146	(8,922)	(4,713)
Treasury stock	(34,757)	(370)	—	370	(34,757)

Total stockholders’ equity	1,413,336	2,685,141	307,435	(2,992,576)	1,413,336

Total liabilities and stockholders’ equity	$3,052,401	$3,669,795	$249,641	$(2,992,576)	$3,979,261

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$25,249	$682	$—	$25,931
Trade receivables, net	—	35,799	157,865	—	193,664
Intercompany receivable (payable)	—	1,177	(1,177)	—	—
Inventories, net	—	243,222	7,086	—	250,308
Deferred income tax asset, net	22,342	12,621	(3,959)	—	31,004
Prepaid expenses and other current assets	17,878	30,876	(162)	—	48,592

Total current assets	40,220	348,944	160,335	—	549,499

Plant and equipment, net	15,990	1,817,558	31,870	—	1,865,418
Goodwill	—	818,117	14,045	—	832,162
Other intangible assets, net	—	62,664	271	—	62,935
Investments in subsidiaries	2,558,871	—	—	(2,558,871)	—
Other non-current assets	8,408	14,962	73	—	23,443

Total assets	$2,623,489	$3,062,245	$206,594	$(2,558,871)	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$849	$141,361	$4,175	$—	$146,385
Accrued expenses and other current liabilities	89,651	145,671	5,953	—	241,275
Current portion of long-term debt	30,000	9,567	729	—	40,296

Total current liabilities	120,500	296,599	10,857	—	427,956

Long-term debt, excluding current portion	1,198,400	91,935	19,384	—	1,309,719
Deferred income tax liability, net	(3,704)	370,212	6,738	—	373,246
Intercompany (receivable) payable	176,448	(93,268)	(83,180)	—	—
Other non-current liabilities	6,463	29,966	3,534	—	39,963
Minority interest in affiliate	—	57,191	—	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	799	—	—	—	799
Capital in excess of par value	341,101	1,358,547	8,221	(1,366,768)	341,101
Retained earnings	792,433	950,992	237,466	(1,188,458)	792,433
Accumulated other comprehensive income	4,183	441	3,574	(4,015)	4,183
Treasury stock	(13,134)	(370)	—	370	(13,134)

Total stockholders’ equity	1,125,382	2,309,610	249,261	(2,558,871)	1,125,382

Total liabilities and stockholders’ equity	$2,623,489	$3,062,245	$206,594	$(2,558,871)	$3,333,457

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$3,972,305	$44,719	$—	$4,017,024
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	1,914,414	12,012	—	1,926,426
Selling, distribution and administrative expenses	271	1,391,594	32,812	—	1,424,677
Depreciation	4,685	167,196	3,921	—	175,802
Amortization	16	13,927	30	—	13,973

Operating Income (Loss)	(4,972)	485,174	(4,056)	—	476,146

Interest expense, net	(88,363)	(332)	(1,165)	—	(89,860)
(Discount) gain on securitization of trade receivables	—	(104,174)	87,143	—	(17,031)
Other income (expense), net	(380)	(120)	2,007	—	1,507

Earnings (loss) before income taxes and minority interest	(93,715)	380,548	83,929	—	370,762
Income tax benefit (expense)	35,195	(150,051)	(29,328)	—	(144,184)
Minority interest in earnings of consolidated affiliate	(2,519)	(711)	—	—	(3,230)
Equity in earnings of subsidiaries	284,387	—	—	(284,387)	—

Net Earnings	$223,348	$229,786	$54,601	$(284,387)	$223,348

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$3,168,232	$36,819	$—	$3,205,051
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	1,556,110	10,980	—	1,567,090
Selling, distribution and administrative expenses	6,593	1,117,928	24,645	—	1,149,166
Depreciation	6,074	129,656	3,088	—	138,818
Amortization	—	8,525	—	—	8,525

Operating Income (Loss)	(12,667)	356,013	(1,894)	—	341,452

Interest (expense) income, net	(74,369)	15,315	(1,126)	—	(60,180)
(Discount) gain on securitization of trade receivables	—	(81,487)	67,857	—	(13,630)
Loss on the extinguishment of debt	(12,099)	—	—	—	(12,099)
Other income (expense), net	(82)	(688)	2,371	—	1,601

Earnings (loss) before income taxes and minority interest	(99,217)	289,153	67,208	—	257,144
Income tax benefit (expense)	34,555	(110,978)	(23,460)	—	(99,883)
Minority interest in earnings of consolidated affiliate	—	(2,845)	—	—	(2,845)
Equity in earnings of subsidiaries	219,078	—	—	(219,078)	—

Net Earnings	$154,416	$175,330	$43,748	$(219,078)	$154,416

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2006

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated
Net Sales	$—	$2,796,460	$33,150	$—	$2,829,610
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	1,392,632	9,346	—	1,401,978
Selling, distribution and administrative expenses	24,135	980,187	27,010	—	1,031,332
Depreciation	7,518	111,904	2,974	—	122,396
Amortization	—	5,146	—	—	5,146

Operating Income (Loss)	(31,653)	306,591	(6,180)	—	268,758

Interest (expense) income, net	(72,767)	19,749	(794)	—	(53,812)
(Discount) gain on securitization of trade receivables	—	(73,990)	64,619	—	(9,371)
Other income (expense), net	19,784	(17,101)	(221)	—	2,462

Earnings (loss) before income taxes and minority interest	(84,636)	235,249	57,424	—	208,037
Income tax benefit (expense)	29,623	(87,390)	(20,099)	—	(77,866)
Minority interest in earnings of consolidated affiliate	—	(2,656)	—	—	(2,656)
Equity in earnings of subsidiaries	178,564	—	—	(178,564)	—
Loss from discontinued operations,net of tax	—	(1,424)	—	—	(1,424)
Cumulative effect of a change in accounting principle, net of tax	—	(2,540)	—	—	(2,540)

Net Earnings	$123,551	$141,239	$37,325	$(178,564)	$123,551

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(33,482)	$547,867	$35,541	$—	$549,926

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,910)	(255,264)	(8,204)	—	(267,378)
Proceeds from sales of plant and equipment	6	8,592	747	—	9,345
Business acquisitions and holdback settlements	—	(480,096)	—	—	(480,096)
Other, net	(18)	7,398	(8,696)	—	(1,316)
Advances to subsidiaries, net	(262,684)	—	—	262,684	—

Net cash used in investing activities	(266,606)	(719,370)	(16,153)	262,684	(739,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,132,610	19,565	10,277	—	1,162,452
Repayment of debt	(831,166)	(119,127)	(3,456)	—	(953,749)
Purchase of treasury stock	(17,010)	—	—	—	(17,010)
Minority interest in earnings	—	(711)	—	—	(711)
Proceeds from the exercise of stock options	20,381	—	—	—	20,381
Stock issued for the employee stock purchase plan	14,091	—	—	—	14,091
Tax benefit realized from the exercise of stock options	13,327	—	—	—	13,327
Dividends paid to stockholders	(31,828)	—	—	—	(31,828)
Change in cash overdraft	(317)	—	—	—	(317)
Changes in due to/from parent	—	286,923	(24,239)	(262,684)	—

Net cash provided by (used in) financing activities	300,088	186,650	(17,418)	(262,684)	206,636

CHANGE IN CASH	$—	$15,147	$1,970	$—	$17,117
Cash – Beginning of period	—	25,249	682	—	25,931

Cash – End of period	$—	$40,396	$2,652	$—	$43,048

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(102,808)	$432,677	$(3,526)	$—	$326,343

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,012)	(228,672)	(5,590)	—	(238,274)
Proceeds from sales of plant and equipment	177	8,349	159	—	8,685
Business acquisitions and holdback settlements	—	(687,892)	—	—	(687,892)
Other, net	(572)	58	40	—	(474)
Advances to subsidiaries, net	(462,564)	—	—	462,564	—

Net cash used in investing activities	(466,971)	(908,157)	(5,391)	462,564	(917,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,480,984	95,149	1,834	—	1,577,967
Repayment of debt	(926,827)	(79,215)	(2,144)	—	(1,008,186)
Financing costs	(5,103)	—	—	—	(5,103)
Premium paid on call of senior subordinated notes	(10,267)	—	—	—	(10,267)
Minority interest in earnings	—	(2,845)	—	—	(2,845)
Proceeds from the exercise of stock options	15,107	—	—	—	15,107
Stock issued for the employee stock purchase plan	11,951	—	—	—	11,951
Tax benefit realized from the exercise of stock options	9,013	—	—	—	9,013
Dividends paid to stockholders	(21,980)	—	—	—	(21,980)
Change in cash overdraft	16,901	—	—	—	16,901
Changes in due to/from parent	—	457,458	5,106	(462,564)	—

Net cash provided by financing activities	569,779	470,547	4,796	(462,564)	582,558

CHANGE IN CASH	$—	$(4,933)	$(4,121)	$—	$(9,054)
Cash – Beginning of period	—	30,183	4,802	—	34,985

Cash – End of period	$—	$25,250	$681	$—	$25,931

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(13,484)	$279,525	$80,004	$—	$346,045

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,161)	(199,423)	(6,019)	—	(208,603)
Proceeds from sales of plant and equipment	104	5,671	2,427	—	8,202
Proceeds from divestiture	—	14,562	—	—	14,562
Business acquisitions and holdback settlements	—	(153,428)	—	—	(153,428)
Other, net	749	(498)	(81)	—	170
Advances to subsidiaries, net	34,111	—	—	(34,111)	—

Net cash used in investing activities	31,803	(333,116)	(3,673)	(34,111)	(339,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	478,848	87,991	1,540	—	568,379
Repayment of debt	(512,718)	(88,706)	(5,108)	—	(606,532)
Purchase of treasury stock	(12,771)	—	—	—	(12,771)
Minority interest in earnings	—	(2,656)	—	—	(2,656)
Minority stockholder note repayment	—	21,000	—	—	21,000
Proceeds from exercise of stock options	19,707	—	—	—	19,707
Stock issued for the employee stock purchase plan	10,534	—	—	—	10,534
Dividends paid to stockholders	(18,449)	—	—	—	(18,449)
Change in cash overdraft	16,530	(345)	—	—	16,185
Changes in due to/from parent	—	36,206	(70,317)	34,111	—

Net cash provided by (used in) financing activities	(18,319)	53,490	(73,885)	34,111	(4,603)

CHANGE IN CASH	$—	$(101)	$2,446	$—	$2,345
Cash – Beginning of period	—	30,284	2,356	—	32,640

Cash – End of period	$—	$30,183	$4,802	$—	$34,985

SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2008, 2007 and 2006
(In thousands of dollars)

	Column A	Column B	Column C	Column D		Column E
		Additions
	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End of
Description	of Period	Expenses	Accounts	Deductions		Period
2008
Accounts receivable – allowances for doubtful accounts	$15,692	$13,360	$4,457 (1)	$(10,885)	(2)	$22,624
Insurance reserves	34,846	95,792	—	(92,848)	(3)	37,790
Deferred tax asset valuation allowance	5,432			(334)	(4)	5,098

2007
Accounts receivable – allowances for doubtful accounts	$14,782	$11,150	$1,938 (1)	$(12,178)	(2)	$15,692
Insurance reserves	30,664	87,357	—	(83,175)	(3)	34,846
Deferred tax asset valuation allowance	6,347			(915)	(4)	5,432

2006
Accounts receivable – allowances for doubtful accounts	$11,108	$12,747	$1,496 (1)	$(10,569)	(2)	$14,782
Insurance reserves	30,924	73,529	—	(73,789)	(3)	30,664
Deferred tax asset valuation allowance	8,437	—	—	(2,090)	(4)	6,347

(1)	Principally reflects subsequent collections of accounts previously written-off less the allowance for doubtful accounts of businesses sold.

(2)	Write-off of uncollectible accounts.

(3)	Payments of insurance premiums and claims.

(4)	Represents revised estimates of the realizability of certain tax benefits associated with state net operating loss carryforwards along with changes due to the utilization and expiration of net operating loss carryforwards.