Form 10-Q
period 2008-09-30
RED D ARC INC; AIRGAS CARBONIC INC; AIRGAS WEST INC; AIRGAS MID SOUTH INC; AIRGAS NORTH CENTRAL INC; AIRGAS INC; AIRGAS SPECIALTY GASES INC; AIRGAS SAFETY INC; AIRGAS INTERMOUNTAIN INC; AIRGAS SOUTH INC
filed 2008-11-10
CIK 1158062, 1158058, 1158055, 1158193, 1158048, 804212, 1158059, 1158056, 1158051, 1158049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Shares of common stock outstanding at November 5, 2008: 80,953,334 shares

AIRGAS, INC.
FORM 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales	$1,161,947	$1,007,283	$2,278,648	$1,922,382

Costs and Expenses:
Cost of products sold (excluding depreciation)	557,197	485,554	1,094,892	923,532
Selling, distribution and administrative expenses	404,732	357,742	795,377	679,154
Depreciation	48,931	44,767	97,028	86,332
Amortization	6,080	3,831	11,485	6,738

Total costs and expenses	1,016,940	891,894	1,998,782	1,695,756

Operating Income	145,007	115,389	279,866	226,626

Interest expense, net	(22,043)	(24,490)	(41,127)	(44,998)
Discount on securitization of trade receivables	(2,866)	(4,238)	(5,850)	(8,357)
Other income (expense), net	(208)	723	109	639

Earnings before income taxes and minority interest	119,890	87,384	232,998	173,910

Income taxes	(47,069)	(34,256)	(91,294)	(68,351)
Minority interest in earnings of consolidated affiliate	—	(2,519)	—	(3,230)

Net Earnings	$72,821	$50,609	$141,704	$102,329

Net Earnings Per Common Share:
Basic earnings per share	$0.88	$0.62	$1.72	$1.27

Diluted earnings per share	$0.86	$0.60	$1.67	$1.23

Weighted Average Shares Outstanding:
Basic	82,471	81,896	82,581	80,480

Diluted	84,706	84,209	84,848	83,955

Comprehensive income	$71,105	$51,076	$148,079	$106,342

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	September, 30	March 31,
	2008	2008
ASSETS
Current Assets
Cash	$51,324	$43,048
Trade receivables, net	224,985	183,569
Inventories, net	404,621	330,732
Deferred income tax asset, net	24,846	22,258
Prepaid expenses and other current assets	71,689	67,110

Total current assets	777,465	646,717

Plant and equipment at cost	3,406,219	3,232,673
Less accumulated depreciation	(1,113,062)	(1,037,803)

Plant and equipment, net	2,293,157	2,194,870

Goodwill	1,054,620	969,059
Other intangible assets, net	186,660	148,998
Other non-current assets	33,713	27,620

Total assets	$4,345,615	$3,987,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$204,948	$185,111
Accrued expenses and other current liabilities	284,784	288,883
Current portion of long-term debt	18,563	40,400

Total current liabilities	508,295	514,394

Long-term debt, excluding current portion	1,775,643	1,539,648
Deferred income tax liability, net	497,774	439,782
Other non-current liabilities	72,525	80,104
Commitments and contingencies

Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at September 30, 2008 and March 31, 2008	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 84,924 and 84,076 shares issued at September 30, 2008 and March 31, 2008, respectively	849	841
Capital in excess of par value	508,959	468,302
Retained earnings	1,105,601	983,663
Accumulated other comprehensive income (loss)	1,662	(4,713)
Treasury stock, 3,421 and 1,788 common shares at cost at September 30, 2008 and March 31, 2008, respectively	(125,693)	(34,757)

Total stockholders’ equity	1,491,378	1,413,336

Total liabilities and stockholders’ equity	$4,345,615	$3,987,264

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
(In thousands)	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$141,704	$102,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	97,028	86,332
Amortization	11,485	6,738
Deferred income taxes	45,304	29,825
(Gain) loss on sales of plant and equipment	(86)	708
Minority interest in earnings	—	3,230
Stock-based compensation expense	12,751	10,029
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	—	20,600
Trade receivables, net	(24,625)	(8,940)
Inventories, net	(17,677)	(17,663)
Prepaid expenses and other current assets	(4,286)	(201)
Accounts payable, trade	7,924	(17,659)
Accrued expenses and other current liabilities	(1,618)	9,075
Other non-current assets	639	(4,314)
Other non-current liabilities	1,699	3,179

Net cash provided by operating activities	270,242	223,268

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(185,199)	(128,611)
Proceeds from sales of plant and equipment	4,812	3,630
Business acquisitions and holdback settlements	(194,704)	(341,212)
Other, net	(1,212)	(1,228)

Net cash used in investing activities	(376,303)	(467,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,010,741	676,694
Repayment of debt	(800,830)	(441,708)
Purchase of treasury stock	(95,549)	—
Financing costs	(5,746)	—
Minority interest in earnings	—	(711)
Proceeds from the exercise of stock options	11,619	12,175
Stock issued for the employee stock purchase plan	8,102	6,618
Tax benefit realized from the exercise of stock options	8,454	7,871
Dividends paid to stockholders	(19,766)	(14,475)
Change in cash overdraft	(2,688)	13,871

Net cash provided by financing activities	114,337	260,335

Change in cash	$8,276	$16,182
Cash – Beginning of period	43,048	25,931

Cash – End of period	$51,324	$42,113

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2008.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
Prior Period Adjustments
     The Consolidated Balance Sheet as of March 31, 2008 reflects adjustments that increase insurance receivables, reflected in the line item “Prepaid expenses and other current assets,” by $8 million and also increase business insurance reserves, reflected in the line item “Accrued expenses and other current liabilities,” by a corresponding $8 million. The insurance receivable and corresponding increase in the business insurance reserves at March 31, 2008 represents probable claim losses in excess of the Company’s self insured retention for which the Company is fully insured. The adjustments to the March 31, 2008 balances were also reflected in Note 7 - Accrued Expenses and Other Current Liabilities. The Company does not consider these adjustments to be material to its financial position and the adjustments did not affect its results of operations or liquidity.
     The March 31, 2008 balances of goodwill by segment as disclosed in Note 6 were adjusted to reflect a $4.8 million reclassification from the Distribution business segment to the All Other Operations business segment. The consolidated balance of goodwill at March 31, 2008 did not change.
(2) NEW ACCOUNTING PRONOUNCEMENTS
(a) Accounting pronouncements adopted this fiscal year
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 did not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for financial assets and liabilities on April 1, 2008 (see Note 10). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. The Company is currently assessing the impact of SFAS 157, related to non-financial assets and liabilities, on the consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) NEW ACCOUNTING PRONOUNCEMENTS – (Continued)
     Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company did not elect to re-measure any existing financial assets or liabilities under the provisions of this statement.
(b) Accounting pronouncements not yet adopted
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which replaces SFAS No. 141 of the same title (“SFAS 141”). SFAS 141R will significantly change the way the Company accounts for business combinations. The Company actively pursues new business opportunities through acquisitions and intends to maintain this strategy for the foreseeable future. Accordingly, the Company expects the adoption of SFAS 141R to impact its operating results when significant acquisitions are completed and during the subsequent acquisition measurement period when the fair values for the individual assets and liabilities acquired are determined. The principles contained in SFAS 141R are, in a number of ways, very different from those applied to business combinations today. Significant differences between SFAS 141R and SFAS 141 that will likely impact the Company’s future acquisitions and operating results are outlined below:
•	The method of purchase price allocation will be based on individual fair values of assets and liabilities acquired as determined using the fair value principles outlined in the recently adopted SFAS 157.

•	The acquisition measurement period during which the fair values of the individual assets and liabilities acquired are determined cannot exceed one year. Material changes to the provisional values assigned to those assets and liabilities are to be reflected as of the acquisition date, potentially resulting in the recasting of financial statements for reporting periods falling within the acquisition measurement period.

•	Direct costs of an acquisition, such as legal fees, appraisal costs, etc., will no longer be considered elements of the purchase price to be allocated to the assets acquired and liabilities assumed. Rather, the direct costs of an acquisition, which can be substantial, will be expensed as incurred.

•	The cost of restructuring activities associated with the target business and contemplated while negotiating the acquisition purchase price will no longer be considered acquired liabilities. Rather, the cost of restructuring activities will be recognized as post acquisition operating costs.

•	Acquired contingencies will be identified as contractual and non-contractual. Contractual contingencies will be recorded at their acquisition date fair values as assessed using the principles of SFAS 157. Non-contractual contingencies will be recognized at their acquisition date fair values if it is more likely than not that that the obligations exist as of the acquisition date. For each subsequent

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) NEW ACCOUNTING PRONOUNCEMENTS – (Continued)
reporting period, the fair values of the recognized contingencies will be reassessed. Once fair value is established, subsequent changes to recognized obligations will be reflected as an operating expense in the period of the change. Currently, pre-acquisition contingencies, such as a lawsuit or earn-out provision of the purchase agreement, are recorded at the estimated amount to settle the obligation if it is probable that the obligation exists. During the measurement period, a subsequent change to the estimated cost to settle the obligation is generally reflected as an adjustment to the allocation of the acquisition purchase price.
     The Company will adopt SFAS 141R for our fiscal year beginning April 1, 2009. The provisions of SFAS 141R will only apply to acquisitions completed after the adoption date. Depending on the materiality of future acquisitions, the complexity of the terms in the purchase agreement and the nature of the operations acquired, the application of SFAS 141R may introduce earnings volatility. Earnings volatility may be driven by recognizing the direct costs of an acquisition, which can be substantial, as period costs when incurred, marking acquired contingencies to market through earnings and recasting previously issued financial statements as the provisional values assigned to the assets and liabilities acquired are trued-up to their acquisition date fair values. For many of the Company’s acquisition targets, which tend to be privately held companies, determining the fair value of all the assets and liabilities acquired requires a substantial amount of work that typically extends beyond the acquisition closing date. For certain assets and liabilities, it often takes several months to assemble, verify and evaluate the information necessary to prepare a fair value measurement for the assets and liabilities acquired. The Company continues to assess its policies and procedures related to the acquisition process and will endeavor to refine the provisional values assigned to the assets and liabilities acquired and to shorten the acquisition measurement period, thereby minimizing the number of periods potentially impacted by recasting financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards that require (1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and (2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or loses. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently assessing the impact of SFAS 160 on the consolidated financial statements and does not believe the guidance will impact its financial results, as all of the Company’s subsidiaries are currently 100% owned subsidiaries.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which enhances the requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on the consolidated financial statements and believes this pronouncement, which addresses expanded disclosure requirements aimed to improve financial reporting will not have a material impact to its financial results.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) NEW ACCOUNTING PRONOUNCEMENTS – (Continued)
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective on November 15, 2008. The Company does not expect the adoption of SFAS 162 to have an impact on the Company’s financial position, results of operations or liquidity.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets,(“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company will adopt FSP 142-3 in conjunction with SFAS 141R to improve consistency between the useful life of intangible assets under SFAS 142 and the period of expected cash flows used to measure fair value at acquisition under SFAS 141R. The Company does not expect adoption of FSP 142-3 to have a material impact on its consolidated financial statements.
(3) ACQUISITIONS
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2009
     During the six months ended September 30, 2008, the Company purchased six businesses. The largest of these businesses was the July 31, 2008 acquisition of Refron, Inc., a New York-based distributor of refrigerant gases with annual sales of $93 million. Other acquisitions included Oilind Safety, an Arizona-based leading provider of industrial safety services offering a full array of rental equipment, safety supplies and technical support and training, and A&N Plant, a European-based supplier of positioning and welding equipment for sale and rent. A total of $195 million in cash was paid for the six businesses, including the settlement of holdback liabilities related to prior year acquisitions. These businesses had aggregate annual revenues of approximately $142 million. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch-store locations, as well as strengthen its medical and refrigerant gas product offerings.
     Purchase Price Allocation
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) ACQUISITIONS – (Continued)
     The table below summarizes the allocation of the purchase price of all fiscal 2009 acquisitions by business segment, as well as adjustments related to prior year acquisitions:

	Distribution	All Other
(In thousands)	Segment	Operations Segment	Total
Current assets, net	$9,326	$71,541	$80,867
Property and equipment	10,586	964	11,550
Goodwill	17,344	69,074	86,418
Other intangible assets	28,435	21,284	49,719
Current liabilities	(8,214)	(13,755)	(21,969)
Long-term liabilities	(8,623)	(3,258)	(11,881)

Total cash consideration	$48,854	$145,850	$194,704

Fiscal 2008
     On June 30, 2007, the Company purchased most of the U.S. packaged gas business (“Packaged Gas Business”) of Linde AG (“Linde”), for $310 million in cash and certain assumed liabilities. The operations acquired included 130 locations in 18 states, with more than 1,400 employees, and generated $346 million in revenues for the year ended December 31, 2006.
     Pursuant to the Company’s plan to integrate the Linde Packaged Gas Business into its regional company structure, the Company recorded accruals primarily associated with one-time severance benefits to acquired employees who are involuntarily terminated, facility exit related costs associated with exiting certain acquired facilities that overlap with the Company’s existing operations and a multi-employer pension plan withdrawal liability associated with exiting certain union contracts. The table below summarizes the liabilities established through purchase accounting, adjustments to these liabilities based on revisions to the Company’s integration plan and the related payments made during fiscal 2008 and during the six months ended September 30, 2008:

				Total
	Severence	Facility Exit	Other Integration	Integration
(In thousands)	Accruals	Accruals	Accruals	Accruals
Amounts orginally included in purchase accounting	$5,265	$5,700	$—	$10,965
Payments	(2,781)	(873)	(962)	(4,616)
Adjustments	892	369	6,213	7,474

Balance at March 31, 2008	$3,376	$5,196	$5,251	$13,823

Payments	(2,023)	(985)	(557)	(3,565)
Adjustments	(64)	70	21	27

Balance at September 30, 2008	$1,289	$4,281	$4,715	$10,285

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) ACQUISITIONS – (Continued)
Pro Forma Operating Results
     The following represents unaudited pro forma operating results as if the fiscal 2009 and 2008 acquisitions had occurred on April 1, 2007. The pro forma results were prepared from financial information obtained from the sellers of the businesses as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of the businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses or integration costs. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2007 or of results that may occur in the future.

	Six Months Ended
	September 30,
(In thousands, except per share amounts)	2008	2007
Net sales	$2,315,955	$2,151,084
Net earnings	142,107	103,948

Diluted earnings per share	$1.67	$1.25
(4) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $360 million. The Agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the Agreement. During the six month period ended September 30, 2008, the Company sold $2.1 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $2.1 billion in collections on those receivables. The amount of receivables sold under the Agreement was $360 million at September 30, 2008 and March 31, 2008.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the Agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value.
     Subordinated retained interests of approximately $189 million and $164 million are included in “Trade receivables, net” in the accompanying Consolidated Balance Sheets at September 30, 2008 and March 31, 2008, respectively. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the receivables sold. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4) TRADE RECEIVABLES SECURITIZATION – (Continued)
servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial.
(5) INVENTORIES, NET
     Inventories, net, consist of:

	September 30,	March 31,
(In thousands)	2008	2008
Hardgoods	$287,559	$275,611
Gases	117,062	55,121

	$404,621	$330,732

     Hardgoods inventories determined by the LIFO inventory method totaled $51 million at September 30, 2008 and $50 million at March 31, 2008. The balance of the hardgoods inventories is valued using the FIFO inventory method. If the FIFO inventory method had been used for all of the Company’s hardgoods inventories, the carrying value of the inventory would have been $10.4 million higher at September 30, 2008 and $8.5 million higher at March 31, 2008. Substantially all of the inventories are finished goods. The increase in gas inventories was primarily due to the acquisition of Refron, Inc. (see Note 3).
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of other intangible assets and the resulting goodwill from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the six months ended September 30, 2008 were as follows:

		All Other
	Distribution	Operations
	Business	Business
(In thousands)	Segment	Segment	Total
Balance at March 31, 2008	$733,792	$235,267	$969,059
Acquisitions	17,344	69,074	86,418
Other adjustments	(964)	107	(857)

Balance at September 30, 2008	$750,172	$304,448	$1,054,620

     Other intangible assets that are not fully amortized amounted to $187 million and $149 million, net of accumulated amortization of $31 million and $28 million at September 30, 2008 and March 31, 2008, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 17 years and non-compete agreements entered into in connection with business combinations, which are amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: remainder of 2009 — $11.2 million; 2010 — $21.6 million; 2011 — $21.1 million; 2012 — $18.7 million; 2013- $17.9 million and $94.9 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities include:

	September 30,	March 31,
(In thousands)	2008	2008
Accrued payroll and employee benefits	$75,147	$86,490
Business insurance reserves	41,994	37,433
Taxes other than income taxes	23,102	22,628
Cash overdraft	54,051	56,739
Deferred rental revenue	22,437	22,641
Other accrued expenses and current liabilities	68,053	62,952

	$284,784	$288,883

     With respect to the business insurance reserves above, the Company maintained corresponding insurance receivables of $8.5 million at September 30, 2008 and $8 million at March 31, 2008. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self insured retention for which the Company is fully insured.
(8) INDEBTEDNESS
     Long-term debt consists of:

	September 30,	March 31,
(In thousands)	2008	2008
Revolving credit borrowings — U.S.	$722,000	$859,500
Revolving credit borrowings — Multi-currency	23,006	—
Revolving credit borrowings — Canadian	21,963	23,791
Term loans	442,500	487,500
Money market loan	6,000	30,000
Senior subordinated notes	550,000	150,000
Acquisition and other notes	28,737	29,257

Total long-term debt	1,794,206	1,580,048
Less current portion of long-term debt	(18,563)	(40,400)

Long-term debt, excluding current portion	$1,775,643	$1,539,648

Senior Credit Facility
     The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. In July 2008, the Company amended its Credit Facility to, among other things, create a multi-currency borrowing facility. Under this multi-currency revolver, the Company and certain of the Company’s foreign subsidiaries may borrow any foreign currency that is readily available and freely transferable and convertible into U.S. dollars, including Euros, pounds sterling and Mexican pesos. The Company may borrow up to $75 million (U.S. dollar equivalent) in U.S. dollars or any permitted foreign currency or multiple currencies in the aggregate. To accommodate the size of the multi-currency revolver, the Company’s U.S. dollar revolving credit line was reduced by $75 million so that the total size of the Company’s Credit Facility was not changed.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS – (Continued)
     At September 30, 2008, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under the multi-currency revolving credit line, and up to C$40 million (U.S. $38 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due in fiscal 2009 on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.
     As of September 30, 2008, the Company had approximately $1,209 million of borrowings under the Credit Facility: $722 million under the U.S. dollar revolver, $23 million (in U.S. dollars) under the multi-currency revolver, C$24 million (U.S. $22 million) under the Canadian dollar revolver and $442 million under the term loans. The Company also had outstanding letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points. The multi-currency revolver bears interest based on a spread of 62.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of September 30, 2008, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 3.78%, 4.39%, 5.53% and 3.89%, respectively.
     As of September 30, 2008, approximately $300 million remained unused under the Credit Facility, and the financial covenants do not limit the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. dollar revolver, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver are also guaranteed by the Company and the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on certain other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2009, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2008, the Company had no outstanding advances under the agreement.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS – (Continued)
     The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2008, but may be extended subject to renewal provision contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2008, the Company had advances under the agreement of $6 million bearing interest at 3.09%.
Senior Subordinated Notes
     At September 30, 2008, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     On June 5, 2008, the Company issued $400 million of senior subordinated notes (the “2008 Notes”) at par with a maturity date of October 1, 2018. The net proceeds from the sale of the 2008 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility.  The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year, commencing October 1, 2008. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
     The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the 100% owned domestic guarantors under the Credit Facility.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, and are repayable in periodic installments. At September 30, 2008, acquisition and other notes totaled $29 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS – (Continued)
Aggregate Long-term Debt Maturities
     The aggregate maturities of long-term debt at September 30, 2008 are as follows:

(In thousands)	Debt Maturities
September 30, 2009 (1)	$18,563
March 31, 2010	50,711
March 31, 2011	241,711
March 31, 2012	931,517
March 31, 2013	479
Thereafter	551,225

$1,794,206

(1)	The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in the twelve months ending September 30, 2009 on the term loans have been reflected as long term in the aggregate maturity schedule.
(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     At September 30, 2008, the Company had 15 fixed interest rate swap agreements with a notional amount of $502 million. These swaps effectively convert $502 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At September 30, 2008, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.85% and receive variable interest payments from the counterparties based on a weighted average variable rate of 3.34%. The remaining terms of each of these swap agreements range from 7 to 24 months. During the six months ended September 30, 2008, the fair value of the fixed interest rate swap agreements increased, and the Company recorded a corresponding increase to “Accumulated other comprehensive income (loss)” of $12.5 million, $8.1 million after tax. The Company’s interest rate swap agreements were reflected at their fair value in the Consolidated Balance Sheets as an $8.3 million liability and a $20.8 million liability at September 30, 2008 and March 31, 2008, respectively, with corresponding deferred tax assets of $2.9 million and $7.3 million and accumulated other comprehensive losses, net of tax, of $5.4 million and $13.5 million, respectively.
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
     Effective April 1, 2008, the Company adopted SFAS 157. SFAS 157 does not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES – (Continued)
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in accordance with SFAS 157 are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined by SFAS 157 as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•	Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable, directly or indirectly through corroboration with observable market data at the measurement date.

•	Level 3 inputs are unobservable inputs that reflect management’s best estimate of the assumptions (including assumptions about risk) that market participants would use in pricing the asset or liability at the measurement date.
     The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables, other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.), short-term borrowings and variable rate debt approximate fair value and such items have not been impacted by the adoption of SFAS 157.
     Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are categorized in the table below based on the lowest level of significant input to the valuation:

		Quoted prices in	Significant other	Significant
	Carrying value at	active markets	observable inputs	unobservable inputs
(In thousands)	September 30, 2008	Level 1	Level 2	Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable seuritization	$189,463	$—	$—	$189,463
Deferred compensation plan assets	5,260	5,260	—	—

Total assets measured at fair value on a recurring basis	$194,723	$5,260	$—	$189,463

Liabilities:
Deferred compensation plan liabilities	$5,260	$5,260	$—	$—
Derivative liabilities – interest rate swap agreements	8,340	—	8,340	—

Total liabilities measured at fair value on a recurring basis	$13,600	$5,260	$8,340	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES – (Continued)
The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Subordinated retained interest – The Company’s subordinated retained interest in trade receivables sold under its trade receivable securitization agreement are classified as trade receivables on the consolidated balance sheets. The fair value of the subordinated retained interest reflects expected future cash flows adjusted for unobservable inputs (Level 3), which management believes a market participant would use to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience. Adjustments to the fair value of the Company’s secured receivables are recorded through the consolidated statement of earnings as bad debt expense.
Deferred compensation plan assets and corresponding liabilities – The Company’s deferred compensation plan assets consist of exchange traded open ended mutual funds with quoted prices in active markets (Level 1). The Company’s deferred compensation plan liabilities are equal to the plan’s assets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense.
Derivative liabilities – interest rate swap agreements – The Company’s interest rate swap agreements are with highly rated counterparties and effectively convert variable rate debt to fixed rate debt. The swap agreements are valued using pricing models that rely on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Changes to the fair value measurement of the Company’s interest rate swap agreements are reported on the consolidated balance sheet through “Accumulated other comprehensive income (loss).”
     The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the six months ended September 30, 2008:

Subordinated
(In thousands)	retained interest
Balance at April 1, 2008	$163,561
Net realized losses included in earnings (bad debt expense)	(9,159)
Additional retained interest, net	35,061

Balance at September 30, 2008	$189,463

     The carrying value of fixed rate debt generally reflects the cash proceeds received upon its issuance. The fair value of the fixed rate instruments disclosed below have been determined based on quoted prices from the broker/dealer market (Level 1), observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread (Level 2) and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 3).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES – (Continued)

		Level 1	Level 2	Level 3
	Carrying Value at	Fair Value at	Fair Value at	Fair Value at
(In thousands)	September 30, 2008	September 30, 2008	September 30, 2008	September 30, 2008
2004 Notes	$150,000	$141,000	$—	$—
2008 Notes	400,000	401,000	—	—
Acquisition and other notes	28,737	—	8,911	18,753

Total fixed rate debt	$578,737	$542,000	$8,911	$18,753

(11) NATIONAL WELDERS EXCHANGE TRANSACTION
     Since the December 2003 adoption of Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company’s National Welders joint venture was consolidated with the operations of the Company. As a consolidated entity, the assets and liabilities of the joint venture were included with the Company’s assets and liabilities and the preferred stockholders interest in those assets and liabilities was reflected as “Minority interest in affiliate” on the Company’s Consolidated Balance Sheet. Likewise, the operating results of the joint venture were reflected broadly across the Consolidated Statement of Earnings with the preferred stockholders’ proportionate share of the joint venture’s operating results reflected, net of tax, as “Minority interest in earnings of consolidated affiliate.”
     On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (the “NWS Exchange Transaction”). The Company issued 2.471 million shares of Airgas common stock to the preferred stockholders in exchange for all 3.2 million preferred shares of National Welders. As part of the negotiated exchange, the Company issued an additional 144 thousand shares (included in the 2.471 million shares) of Airgas common stock to the preferred shareholders which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. The net after-tax charge was reflected in the Consolidated Statement of Earnings as “Minority interest in earnings of consolidated affiliate” and consisted of $7 million related to the additional shares issued net of the reversal of a deferred tax liability related to the undistributed earnings of the National Welders joint venture of $4.5 million. Upon the exchange, National Welders became a 100% owned subsidiary of Airgas.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

	Shares of
	Common
	Stock $0.01	Treasury
(In thousands of shares)	Par Value	Stock
Balance at March 31, 2008	84,076	1,788
Common stock issuance (a)	848	—
Purchase of treasury stock	—	1,633

Balance at September 30, 2008	84,924	3,421

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury	Comprehensive
(In thousands)	Stock	Par Value	Earnings	Income (Loss)	Stock	Income
Balance at March 31, 2008	$841	$468,302	$983,663	$(4,713)	$(34,757)
Net earnings			141,704			$141,704
Common stock issuance — employee benefit plans (a)	8	19,713
Tax benefit from stock option exercises		8,454
Foreign currency translation adjustment				(1,757)		(1,757)
Dividends paid on common stock ($0.24 per share)			(19,766)
Stock-based compensation (b)		12,490
Purchase of treasury stock					(90,936)
Net change in fair value of interest rate swap agreements				12,510		12,510
Net tax expense of comprehensive income items				(4,378)		(4,378)

Balance at September 30, 2008	$849	$508,959	$1,105,601	$1,662	$(125,693)	$148,079

(a)	Issuance of common stock for stock option exercises and purchases through the employee stock purchase plan.

(b)	The Company recognized compensation expense with a corresponding amount recorded to Capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13) STOCK-BASED COMPENSATION
     In accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), the Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company in the three and six months ended September 30, 2008 and 2007:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Stock-based compensation expense related to:
Stock option plans	$3,236	$3,182	$9,899	$8,126
Employee stock purchase plan — options to purchase stock	1,542	956	2,852	1,903

	4,778	4,138	12,751	10,029
Tax benefit	(1,459)	(1,297)	(4,284)	(3,240)

Stock-based compensation expense, net of tax	$3,319	$2,841	$8,467	$6,789

     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2008 and 2007 was $18.47 and $15.23, respectively.
Summary of Stock Option Activity
     The following table summarizes the stock option activity during the six months ended September 30, 2008:

	Number of
	Stock Options	Weighted-Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2008	6,633	$23.52
Granted	1,068	$60.68
Exercised	(635)	$18.29
Forfeited	(53)	$35.46

Outstanding at September 30, 2008	7,013	$29.56

Vested or expected to vest at September 30, 2008	6,410	$29.56

Exercisable at September 30, 2008	4,615	$20.31

     A total of 11.8 million shares of common stock were authorized under the 2006 Equity Incentive Plan and predecessor plans, of which 2.5 million shares were available for issuance at September 30, 2008.
     As of September 30, 2008, $30.4 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.9 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13) STOCK-BASED COMPENSATION – (Continued)
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.2 million shares were available for issuance at September 30, 2008. During the six months ended September 30, 2008 and 2007, the Company granted 427 thousand and 413 thousand options to purchase common stock under the ESPP, respectively.
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $12.20 and $9.57 for the six months ended September 30, 2008 and 2007, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
The following table summarizes the activity of the ESPP during the six months ended September 30, 2008:

	Number of
	Purchase Options	Weighted-Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2008	109	$36.21
Granted	427	$40.02
Exercised	(213)	$38.04

Outstanding at September 30, 2008	323	$39.95

(14) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s ESPP. For the six months ended September 30, 2007, the calculation of diluted earnings per share assumed the conversion of National Welders’ preferred stock to Airgas common stock (See Note (a) to the table below).
     Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.6 million and 1.4 million outstanding stock options that were not dilutive for the three months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, there were approximately 1.3 million and 1.5 million outstanding stock options that were not dilutive, respectively.
     The table below presents the computation of basic and diluted earnings per share for the three and six months ended September 30, 2008 and 2007:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(14) EARNINGS PER SHARE – (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Basic Earnings per Share Computation
Numerator
Net earnings	$72,821	$50,609	$141,704	$102,329

Denominator
Basic shares outstanding	82,471	81,896	82,581	80,480

Basic earnings per share	$0.88	$0.62	$1.72	$1.27

Diluted Earnings per Share Computation
Numerator
Net earnings	$72,821	$50,609	$141,704	$102,329
Plus: Preferred stock dividends (a)	—	—	—	711
Plus: Income taxes on earnings of National Welders (a)	—	—	—	245

Net earnings assuming preferred stock conversion	$72,821	$50,609	$141,704	$103,285

Denominator
Basic shares outstanding	82,471	81,896	82,581	80,480

Incremental shares from assumed exercises and conversions:
Stock options and options under the employee stock purchase plan	2,235	2,313	2,267	2,293
Preferred stock of National Welders (a)	—	—	—	1,182

Diluted shares outstanding	84,706	84,209	84,848	83,955

Diluted earnings per share	$0.86	$0.60	$1.67	$1.23

(a)	On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (see Note 11). Prior to July 3, 2007, the preferred stockholders of National Welders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share or greater, exchange of the preferred stock was assumed because it provided greater value to the preferred stockholders. Based on the assumed exchange of the preferred stock for Airgas common stock, the 2.3 million shares were included in the diluted shares outstanding.

The National Welders preferred stockholders earned a 5% dividend, recognized as “Minority interest in earnings of consolidated affiliate” on the consolidated statement of earnings. Upon the exchange of the preferred stock for Airgas common stock, the dividend was no longer paid to the preferred stockholders, resulting in additional net earnings for Airgas. For the periods in which the exchange was assumed, the 5% preferred stock dividend was added back to net earnings in the diluted earnings per share computation.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(14) EARNINGS PER SHARE – (Continued)
For periods prior to the NWS Exchange Transaction, the earnings of National Welders for tax purposes were treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the exchange of National Welders preferred stock for Airgas common stock, National Welders became a 100% owned subsidiary of Airgas. As a 100% owned subsidiary, the net earnings of National Welders are not subject to additional tax at the Airgas level. For the period in which the exchange was assumed, the additional tax was added back to net earnings in the diluted earnings per share computation.
Upon the July 3, 2007 NWS Exchange Transaction, the issued shares of Airgas common stock were reflected as outstanding shares for the basic and diluted earnings per share computation for the three month period ended September 30, 2007. The diluted earnings per share computation for the six month period ended September 30, 2007 includes the effect of the items described above, of which the exchange shares have been weighted to reflect the impact of the exchange transaction.
(15) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(16) SUMMARY BY BUSINESS SEGMENT
     Information related to the Company’s business segments for the three and six months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended				Three Months Ended
	September 30, 2008				September 30, 2007
		All				All
		Other				Other
(In thousands)	Distribution	Ops.	Elimination	Combined	Distribution	Ops.	Elimination	Combined
Gas and rent	$515,299	$246,001	$(56,802)	$704,498	$447,435	$180,731	$(37,928)	$590,238
Hardgoods	426,891	33,321	(2,763)	457,449	387,331	31,291	(1,577)	417,045

Total net sales	942,190	279,322	(59,565)	1,161,947	834,766	212,022	(39,505)	1,007,283

Cost of products sold, excluding deprec. expense	465,171	151,591	(59,565)	557,197	419,530	105,529	(39,505)	485,554
Selling, distribution and administrative expenses	317,253	87,479	—	404,732	287,101	70,641	—	357,742
Depreciation	37,569	11,362	—	48,931	33,674	11,093	—	44,767
Amortization	4,575	1,505	—	6,080	3,035	796	—	3,831

Operating income	$117,622	$27,385	$—	$145,007	$91,426	$23,963	$—	$115,389

	Six Months Ended				Six Months Ended
	September 30, 2008				September 30, 2007
		All				All
		Other				Other
(In thousands)	Distribution	Ops.	Elimination	Combined	Distribution	Ops.	Elimination	Combined
Gas and rent	$1,012,703	$454,748	$(106,043)	$1,361,408	$858,716	$344,744	$(70,968)	$1,132,492
Hardgoods	856,704	65,627	(5,091)	917,240	738,686	54,237	(3,033)	789,890

Total net sales	1,869,407	520,375	(111,134)	2,278,648	1,597,402	398,981	(74,001)	1,922,382

Cost of products sold, excluding deprec. expense	928,243	277,783	(111,134)	1,094,892	801,526	196,007	(74,001)	923,532
Selling, distribution and administrative expenses	627,513	167,864	—	795,377	545,923	133,231	—	679,154
Depreciation	74,359	22,669	—	97,028	64,018	22,314	—	86,332
Amortization	8,856	2,629	—	11,485	5,120	1,618	—	6,738

Operating income	$230,436	$49,430	$—	$279,866	$180,815	$45,811	$—	$226,626

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(17) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
     Cash paid for interest and income taxes was as follows:

	Six Months Ended
	September 30,
(In thousands)	2008	2007
Interest paid	$34,770	$45,279
Discount on securitization	5,850	8,357
Income taxes (net of refunds)	34,542	22,246
Significant Non-cash Investing and Financing Transactions
     During the six months ended September 30, 2008 and 2007, the Company purchased $4.6 million and $6.7 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.
     During the six months ended September 30, 2008 and 2007, the Company recorded capitalized interest for construction in progress of $1.3 million and $566 thousand, respectively.
     During the six months ended September 30, 2007, a seller of a business provided direct financing in the form of a $5 million note payable by the Company. Payment of the note will be reflected in the Consolidated Statement of Cash Flows when the cash is paid. In addition, the Company assumed capital lease obligations of $1.8 million in connection with an acquisition.
     In connection with the NWS Exchange Transaction, the Company issued 2.471 million shares of common stock in a non-cash transaction in exchange for the preferred stock of National Welders. See Note 11 for further details surrounding this transaction.
(18) SUBSEQUENT EVENT
Dividend Declaration
     On October 23, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.16 per share payable December 31, 2008 to stockholders of record as of December 15, 2008.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(19) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its registered securities, the 2004 Notes, are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the 2004 Notes. The claims of creditors of the Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of September 30, 2008 and March 31, 2008, and for the six months ended September 30, 2008 and 2007. National Welders, which was previously classified as a Non-guarantor in the condensed consolidating financial information, became a 100% owned subsidiary of the Company and, with the October 31, 2007 execution of a supplemental indenture to the 2004 Notes, National Welders became a guarantor. Accordingly, the September 30, 2008 balance sheet, statement of earnings and cash flows of National Welders are reflected with the Guarantors in the condensed consolidating financial information below. Additionally, the condensed consolidating information for periods prior to October 31, 2007 was restated to also reflect the balance sheet, statement of earnings and cash flows of National Welders as a Guarantor.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$43,730	$7,594	$—	$51,324
Trade receivables, net	—	22,641	202,344	—	224,985
Intercompany receivable (payable)	—	140	(140)	—	—
Inventories, net	—	395,244	9,377	—	404,621
Deferred income tax asset, net	13,987	12,995	(2,136)	—	24,846
Prepaid expenses and other current assets	23,950	46,020	1,719	—	71,689

Total current assets	37,937	520,770	218,758	—	777,465

Plant and equipment, net	24,507	2,216,036	52,614	—	2,293,157
Goodwill	—	1,032,568	22,052	—	1,054,620
Other intangible assets, net	—	179,661	6,999	—	186,660
Investments in subsidiaries	3,295,875	—	—	(3,295,875)	—
Other non-current assets	22,432	8,808	2,473	—	33,713

Total assets	$3,380,751	$3,957,843	$302,896	$(3,295,875)	$4,345,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,194	$196,991	$6,763	$—	$204,948
Accrued expenses and other current liabilities	88,206	194,613	1,965	—	284,784
Current portion of long-term debt	6,000	11,443	1,120	—	18,563

Total current liabilities	95,400	403,047	9,848	—	508,295

Long-term debt, excluding current portion	1,714,500	14,160	46,983	—	1,775,643
Deferred income tax liability, net	(27,552)	513,579	11,747	—	497,774
Intercompany (receivable) payable	82,127	28,664	(110,791)	—	—
Other non-current liabilities	24,898	42,796	4,831	—	72,525
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	849	—	—	—	849
Capital in excess of par value	508,959	1,636,199	8,227	(1,644,426)	508,959
Retained earnings	1,105,601	1,318,523	326,133	(1,644,656)	1,105,601
Accumulated other comprehensive income	1,662	1,245	5,918	(7,163)	1,662
Treasury stock	(125,693)	(370)	—	370	(125,693)

Total stockholders’ equity	1,491,378	2,955,597	340,278	(3,295,875)	1,491,378

Total liabilities and stockholders’ equity	$3,380,751	$3,957,843	$302,896	$(3,295,875)	$4,345,615

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$40,397	$2,651	$—	$43,048
Trade receivables, net	—	11,405	172,164	—	183,569
Intercompany receivable (payable)	—	(2,385)	2,385	—	—
Inventories, net	—	322,090	8,642	—	330,732
Deferred income tax asset, net	11,399	12,995	(2,136)	—	22,258
Prepaid expenses and other current assets	25,095	40,408	1,607	—	67,110

Total current assets	36,494	424,910	185,313	—	646,717

Plant and equipment, net	15,213	2,135,949	43,708	—	2,194,870
Goodwill	—	951,650	17,409	—	969,059
Other intangible assets, net	—	148,105	893	—	148,998
Investments in subsidiaries	2,992,576	—	—	(2,992,576)	—
Other non-current assets	16,121	9,181	2,318	—	27,620

Total assets	$3,060,404	$3,669,795	$249,641	$(2,992,576)	$3,987,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,740	$174,498	$4,873	$—	$185,111
Accrued expenses and other current liabilities	111,536	174,813	2,534	—	288,883
Current portion of long-term debt	30,000	9,162	1,238	—	40,400

Total current liabilities	147,276	358,473	8,645	—	514,394

Long-term debt, excluding current portion	1,497,000	16,953	25,695	—	1,539,648
Deferred income tax liability, net	(33,481)	462,857	10,406	—	439,782
Intercompany (receivable) payable	450	106,971	(107,421)	—	—
Other non-current liabilities	35,823	39,400	4,881	—	80,104
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	841	—	—	—	841
Capital in excess of par value	468,302	1,502,919	8,224	(1,511,143)	468,302
Retained earnings	983,663	1,180,816	292,065	(1,472,881)	983,663
Accumulated other comprehensive income (loss)	(4,713)	1,776	7,146	(8,922)	(4,713)
Treasury stock	(34,757)	(370)	—	370	(34,757)

Total stockholders’ equity	1,413,336	2,685,141	307,435	(2,992,576)	1,413,336

Total liabilities and stockholders’ equity	$3,060,404	$3,669,795	$249,641	$(2,992,576)	$3,987,264

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidating Statement of Earnings
Six Months Ended
September 30, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$2,243,080	$35,568	$—	$2,278,648
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	1,082,608	12,284	—	1,094,892
Selling, distribution and administrative expenses	2,244	770,667	22,466	—	795,377
Depreciation	2,020	92,309	2,699	—	97,028
Amortization	—	10,703	782	—	11,485

Operating Income (Loss)	(4,264)	286,793	(2,663)	—	279,866

Interest (expense) income, net	(41,144)	1,266	(1,249)	—	(41,127)
(Discount) gain on securitization of trade receivables	—	(62,237)	56,387	—	(5,850)
Other (expense) income, net	(412)	712	(191)	—	109

Earnings (loss) before income taxes	(45,820)	226,534	52,284	—	232,998
Income tax benefit (expense)	15,749	(88,827)	(18,216)	—	(91,294)
Equity in earnings of subsidiaries	171,775	—	—	(171,775)	—

Net Earnings	$141,704	$137,707	$34,068	$(171,775)	$141,704

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidating Statement of Earnings
Six Months Ended
September 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$1,901,745	$20,637	$—	$1,922,382
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	918,083	5,449	—	923,532
Selling, distribution and administrative expenses	1,347	662,576	15,231	—	679,154
Depreciation	2,446	82,088	1,798	—	86,332
Amortization	15	6,723	—	—	6,738

Operating Income (Loss)	(3,808)	232,275	(1,841)	—	226,626

Interest expense, net	(43,689)	(683)	(626)	—	(44,998)
(Discount) gain on securitization of trade receivables	—	(46,288)	37,931	—	(8,357)
Other income (expense), net	276	316	47	—	639

Earnings (loss) before income taxes and minority interest	(47,221)	185,620	35,511	—	173,910
Income tax benefit (expense)	16,177	(72,256)	(12,272)	—	(68,351)
Minority interest in earnings of consolidated affiliate	(2,519)	(711)	—	—	(3,230)
Equity in earnings of subsidiaries	135,892	—	—	(135,892)	—

Net Earnings	$102,329	$112,653	$23,239	$(135,892)	$102,329

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(56,153)	$311,765	$14,630	$—	$270,242

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,617)	(170,919)	(2,663)	—	(185,199)
Proceeds from sales of plant and equipment	306	3,314	1,192	—	4,812
Business acquisitions and holdback settlements	—	(173,024)	(21,680)	—	(194,704)
Other, net	(4)	3,129	(4,337)	—	(1,212)
Advances to subsidiaries, net	(36,842)	—	—	36,842	—

Net cash used in investing activities	(48,157)	(337,500)	(27,488)	36,842	(376,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	959,010	26,981	24,750	—	1,010,741
Repayment of debt	(759,126)	(38,125)	(3,579)	—	(800,830)
Purchase of treasury stock	(95,549)	—	—	—	(95,549)
Financing costs	(5,746)	—	—	—	(5,746)
Proceeds from the exercise of stock options	11,619	—	—	—	11,619
Stock issued for the employee stock purchase plan	8,102	—	—	—	8,102
Tax benefit realized from the exercise of stock options	8,454	—	—	—	8,454
Dividends paid to stockholders	(19,766)	—	—	—	(19,766)
Change in cash overdraft	(2,688)	—	—	—	(2,688)
Changes in due to/from parent	—	40,212	(3,370)	(36,842)	—

Net cash provided by financing activities	104,310	29,068	17,801	(36,842)	114,337

CHANGE IN CASH	$—	$3,333	$4,943	$—	$8,276
Cash – Beginning of period	—	40,397	2,651	—	43,048

Cash – End of period	$—	$43,730	$7,594	$—	$51,324

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by operating activities	$1,475	$190,615	$31,178	$—	$223,268

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,424)	(121,663)	(4,524)	—	(128,611)
Proceeds from sales of plant and equipment	6	3,624	—	—	3,630
Business acquisitions and holdback settlements	—	(341,212)	—	—	(341,212)
Other, net	—	3,288	(4,516)	—	(1,228)
Advances to subsidiaries, net	(326,886)	—	—	326,886	—

Net cash used in investing activities	(329,304)	(455,963)	(9,040)	326,886	(467,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	631,124	37,869	7,701	—	676,694
Repayment of debt	(328,493)	(113,214)	(1)	—	(441,708)
Minority interest in earnings	—	(711)	—	—	(711)
Proceeds from the exercise of stock options	12,175	—	—	—	12,175
Stock issued for the employee stock purchase plan	6,618	—	—	—	6,618
Tax benefit realized from the exercise of stock options	7,871	—	—	—	7,871
Dividends paid to stockholders	(14,475)	—	—	—	(14,475)
Change in cash overdraft	13,009	862	—	—	13,871
Changes in due to/from parent	—	356,340	(29,454)	(326,886)	—

Net cash provided by (used in) financing activities	327,829	281,146	(21,754)	(326,886)	260,335

CHANGE IN CASH	$—	$15,798	$384	$—	$16,182
Cash – Beginning of period	—	25,249	682	—	25,931

Cash – End of period	$—	$41,047	$1,066	$—	$42,113

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended September 30, 2008 (“current quarter”) of $1.2 billion compared to $1.0 billion for the quarter ended September 30, 2007 (“prior year quarter”). Net sales increased 15% in the current quarter compared to the prior year quarter, driven by same-store sales growth of 8% with pricing contributing about two-thirds and volume one-third, and acquisition growth in the current quarter of 7%. Selling, distribution and administrative expenses as a percentage of sales decreased by 70 basis points driven by improved leverage on sales growth, lower acquisition integration expenses, operating efficiencies, and acquisition synergies. The Company’s operating income increased 26% in the current quarter driven by higher sales levels and margin expansion.  The operating income margin increased 100 basis points to 12.5% compared to 11.5% in the prior year quarter. The operating income margin improvement was in part due to a 20 basis point increase in gross margin reflecting a favorable shift in sales mix to gas and rent, as well as a positive impact of price increases implemented in the quarter. Net earnings per diluted share grew 43% to $0.86 in the current quarter versus $0.60 in the prior year quarter. The prior year quarter included $0.04 per diluted share of integration expenses primarily associated with the acquisition of Linde AG’s (“Linde”) U.S. packaged gas business and a one-time non-cash charge of $0.03 per diluted share related to the conversion of National Welders Supply Company from a joint venture to a 100% owned subsidiary.
Acquisitions
     The financial results for the three and six month periods ended September 30, 2008 reflect the impact of current and prior year acquisitions. During the current quarter, the Company completed three acquisitions with combined annual sales of $121 million. The largest of the acquisitions was Refron, Inc. (“Refron”), which closed on July 31, 2008. Refron is a leading national distributor of refrigerant gases and reclamation services, and generated $93 million in revenues in 2007. Refron was integrated into a new business unit called Airgas Refrigerants, Inc. (“ARI”). ARI is reported as part of the All Other Operations business segment. ARI includes the acquired Refron business and will include the refrigerants business previously managed by Airgas Specialty Products (“ASP”). ASP will now focus its business efforts solely on ammonia and process chemicals.
Financing
     As of September 30, 2008, approximately $300 million remained unused under the Company’s revolving credit facility, and the financial covenants of the credit facility do not limit the Company’s ability to borrow on the unused portion of the credit facility. In the current challenging credit environment, the Company has not experienced a reduction of credit facilities or been subject to any funding issues with respect to its credit instruments.
Enterprise Information System
     As part of the fiscal 2008 Linde packaged gas acquisition, the Company acquired the rights to modify and implement Linde’s existing SAP enterprise information system. A thorough review of the system and an evaluation conducted by a team of both Airgas and former Linde associates resulted in a recommendation to adopt SAP as the information system platform for most of the Company’s operations.
     In June 2008, the Company signed a new license agreement with SAP to implement SAP throughout a majority of the Company’s regional companies. In addition, the Company is proceeding with identifying a systems integrator partner to assist with the SAP implementation. A four to five year phased implementation, including at least 12 months of design and testing, is planned to minimize business disruption and conversion

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
risks. Upon completion, the system will provide a platform for highly efficient operations and consistent measurement of performance throughout the Company.
Looking Forward
     Looking forward, the Company expects net earnings for the third quarter ending December 31, 2008 to range from $0.82 to $0.84 per diluted share and reiterated its fiscal 2009 earnings guidance of $3.30 to $3.40 per diluted share.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 15% to $1.2 billion in the current quarter compared to the prior year quarter, driven by same-store sales growth of 8% and acquisition growth of 7%. Same-store sales growth reflected pricing initiatives, volume growth and strategic product sales gains, as well as the continued strong sales to the energy and infrastructure construction markets. Pricing accounted for approximately two-thirds and volume accounted for approximately one-third of same-store sales growth. Strategic products account for about 40% of revenues and include safety products, medical, specialty and bulk gases, as well as carbon dioxide and dry ice. Some of these products provide a strong cross-selling opportunity within the Company’s existing broad customer base, and many are sold into non-cyclical markets that are growing faster than the U.S. gross domestic product, such as medical, life sciences and environmental. In aggregate, these products grew organically by 11% in the current quarter. Acquisition growth in the current quarter resulted from three acquisitions completed during the quarter, the largest of which was the acquisition of Refron, which generated sales of $93 million in 2007 and is reported in the Company’s All Other Operations business segment.
     The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from All Other Operations to the Distribution business segment.

	Three Months Ended
Net Sales	September 30,
(In thousands)	2008	2007	Increase
Distribution	$942,190	$834,766	$107,424	13%
All Other Operations	279,322	212,022	67,300	32%
Intercompany eliminations	(59,565)	(39,505)	(20,060)

	$1,161,947	$1,007,283	$154,664	15%

     The Distribution business segment’s principal products include industrial, medical and specialty gases, cylinder and equipment rental, and hardgoods.  Industrial, medical, and specialty gases are distributed in cylinders and bulk containers.  Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment.  Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution business segment sales increased 13% compared to the prior year quarter with same-store sales growth of 7% and incremental sales contributed by current and prior year acquisitions of 6%. The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of 10% and hardgoods same-store sales growth of 4%. The strong same-store sales growth in the Company’s core gas business reflects the effect of pricing actions during the current quarter and continued strength in demand in customer segments associated with energy and infrastructure construction, medical and environmental applications. Hardgoods sales were aided by strong sales of filler metals, offsetting declines in equipment volumes. Same-store sales growth also reflects the strong performance in strategic product categories such as bulk, medical and specialty gases, and safety products.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Gas and rent same-store sales growth reflects strong performance in sales of strategic gas products, along with solid growth rates of core industrial packaged gases. Sales of strategic gas products in the current quarter were driven by bulk, medical and specialty gas sales gains.  Bulk gas sales were up 16%, as the Company’s ability to provide innovative solutions to its bulk customers has proven to be valuable in attracting and signing new bulk accounts. Specialty gas sales growth of 12% resulted from increased demand from key customers in bio-tech, life sciences, research and environmental applications. The Company is positioned to capitalize on emerging growth trends in this area as further environmental regulation will increase the need for protocol gases for emissions and the need to engineer solutions for specialty gas applications. The Company’s rental welder business contributed same-store sales growth of 11% in the current quarter. Medical gas sales posted 10% growth attributable to continued success with the hospital, physician and dental care markets.
     Hardgoods same-store sales growth of 4% was driven primarily by pricing, largely as a result of the inflationary market for steel, which impacts the price of filler metals used in welding applications. Same-store sales of safety products grew 10% in the current quarter reflecting continued progress in marketing and effective cross-selling of safety products to new and existing customers. Radnor® private-label products also contributed to hardgoods sales growth as these products continue to outperform the market and carry higher gross margins than comparable branded hardgoods products.
          The All Other Operations business segment consists of the Company’s Gas Operations Division, Airgas Merchant Gases (“AMG”), National Welders, and the newly formed Airgas Refrigerants Inc. (“ARI”). The Gas Operations Division produces and distributes certain gas products, primarily carbon dioxide, dry ice, nitrous oxide, specialty gases, process chemicals, anhydrous ammonia, refrigerants and related supplies, services and equipment. AMG manages the production, distribution and administrative functions of the majority of the Company’s air separation plants and principally acts as an internal wholesale supplier to the Distribution business segment. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina. ARI distributes refrigerant gases as well as provides technical and refrigerant reclamation services. The All Other Operations business segment sales increased 32% compared to the prior year quarter resulting from same-store sales growth and acquisitions. Same-store sales growth of 20% was driven by strong sales growth in ammonia, refrigerants, and dry ice. Acquisitions contributed 12% to the segment’s sales growth, which was primarily driven by $13 million of sales contributed by Refron.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs.  The Company reflects distribution costs as an element of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”  Other companies may report certain or all of these costs as elements of their Cost of Products Sold and, as such, the Company’s gross profits discussed below may not be comparable to those of other entities.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated gross profits increased 16% principally from acquisitions and sales growth. The consolidated gross margin in the current quarter increased 20 basis points to 52.0% compared to 51.8% in the prior year quarter. The increase in the gross margin was driven primarily by strong margin expansion in the Distribution business segment, partially offset by a decrease in the All Other Operations business segment resulting from a sales mix shift towards refrigerants, which carry lower gross margins and from margin pressure on ammonia.

	Three Months Ended
Gross Profit	September 30,
(In thousands)	2008	2007	Increase
Distribution	$477,019	$415,236	$61,783	15%
All Other Operations	127,731	106,493	21,238	20%

	$604,750	$521,729	$83,021	16%

     The Distribution business segment’s gross profits increased 15% compared to the prior year quarter.  The Distribution business segment’s gross margin was 50.6% versus 49.7% in the prior year quarter, an increase of 90 basis points. The improvement in Distribution gross profit margin largely reflects a shift in sales mix toward gas and rent and pricing actions implemented effective August 1, 2008. Gas and rent sales carry a higher gross margin compared with hardgoods products. As a percentage of the Distribution business segment’s sales gas and rent increased to 54.7% in the current quarter as compared to 53.6% in the prior year quarter. Pricing actions were initiated, along with continued fuel surcharges, in response to rising product, energy, fuel and other operating costs.
     The All Other Operations business segment’s gross profits increased 20% driven by continued strong growth in refrigerants, ammonia, and dry ice, as well as the acquisition of Refron. The segment’s gross margin declined 450 basis points to 45.7% in the current quarter from 50.2% in the prior year quarter. The decline in the All Other Operations gross profit margin reflects a sales mix shift towards refrigerants, including the impact of the Refron acquisition, and margin pressure on ammonia prior to the full realization of pricing actions implemented during the quarter.
Operating Expenses
     Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     SD&A expenses increased $47 million (13%) primarily from operating costs associated with businesses acquired and higher variable expenses associated with the growth in sales volumes. Acquisitions contributed estimated incremental SD&A expenses of approximately $20 million in the current quarter. The increase in SD&A expense attributable to factors other than acquisitions was primarily due to an increase in salaries and wages and distribution-related expenses.  The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand.  The increase in distribution expenses was attributable to higher fuel costs and an increase in miles driven to support sales growth. Average diesel fuel prices were more than 49% higher versus the prior year quarter. As a percentage of net sales, SD&A expense decreased 70 basis points to 34.8% compared to 35.5% in the prior year quarter reflecting lower acquisition integration expenses, operating leverage, and cost savings initiatives. In the prior year quarter, the Company recognized acquisition integration expenses of $5.4 million, principally related to the Linde U.S. packaged gas acquisition. In addition, the Company continued to manage its costs through previously announced cost savings initiatives, including savings generated by ultrasonic cylinder testing, fill plant operating efficiencies, distribution logistics for both hardgoods and cylinders, and fuel management programs.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Depreciation expense of $49 million increased $4 million (9%) compared to the prior year quarter.  Acquired businesses contributed approximately $1.5 million of the increase.  The balance of the increase primarily reflects current and prior years’ capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores.  Amortization expense of $6 million was $2 million higher than the prior year quarter driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Consolidated operating income increased 26% in the current quarter driven by higher sales levels and margin expansion.  The operating income margin increased 100 basis points to 12.5% compared to 11.5% in the prior year quarter. The higher operating income margin in the current quarter reflected lower acquisition integration expenses, which contributed approximately 50 basis points, strong organic sales growth, gross margin expansion related to effective, well managed pricing actions, and operating expense leverage versus the prior year quarter.

	Three Months Ended
Operating Income	September 30,
(In thousands)	2008	2007	Increase
Distribution	$117,622	$91,426	$26,196	29%
All Other Operations	27,385	23,963	3,422	14%

	$145,007	$115,389	$29,618	26%

     Operating income in the Distribution business segment increased 29% in the current quarter.  The Distribution business segment’s operating income margin increased 150 basis points to 12.5% compared to 11.0% in the prior year quarter. Margin improvement was driven by lower acquisition integration expenses, which contributed approximately 50 basis points, strong flow-through from sales growth, gross margin expansion, operating efficiencies achieved from cost savings initiatives across the Distribution business segment’s infrastructure and acquisition synergies.
        Operating income in the All Other Operations business segment increased 14% compared to the prior year quarter.  The segment’s operating income margin of 9.8% was 150 basis points lower than the operating income margin of 11.3% in the prior year quarter.  The decline in margin was driven by a sales mix shift towards refrigerants, principally from the acquisition of Refron, and margin erosion in ammonia prior to the full realization of the pricing actions in the quarter.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $25 million, 13.3% lower than the prior year quarter.  The decrease resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by higher average debt levels associated with acquisitions.
     The Company participates in a securitization agreement with three commercial banks to sell up to $360 million of qualifying trade receivables.  The amount of receivables sold under the agreement was $360 million at both September 30, 2008 and March 31, 2008.  Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities.  The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale.  The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense
     The effective income tax rate was 39.3% of pre-tax earnings in the current quarter compared to 39.2% in the prior year quarter. The Company expects the overall effective tax rate for fiscal 2009 to be between 39% and 39.5% of pre-tax earnings.
Net Earnings
     Net earnings were $72.8 million, or $0.86 per diluted share, compared to $50.6 million, or $0.60 per diluted share, in the prior year quarter. The prior year quarter included $0.04 per diluted share of integration expense primarily associated with the June 30, 2007 acquisition of Linde’s U.S. packaged gas business, and a one-time non-cash charge of $0.03 per diluted share related to the conversion of National Welders Supply Company from a joint venture to a 100% owned subsidiary.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 19% to $2.3 billion in the six months ended September 30, 2008 (“current period”) compared to $1.9 billion in the six months ended September 30, 2007 (“prior year period”) driven by acquisition growth of 11% and strong same-store sales growth of 8%.  Acquisition growth is related to the six acquisitions the Company completed during the period as well as the effect of the Linde U.S. packaged gas acquisition, which was completed on June 30, 2007 and is reported within the Company’s Distribution segment. Same-store sales growth reflected volume growth, pricing initiatives, and strategic product sales gains, as well as continued strong sales to the energy and infrastructure construction markets. Pricing accounted for approximately 5% and volume accounted for approximately 3% of same-store sales growth. Strategic products include safety products, medical, specialty and bulk gases, as well as carbon dioxide and dry ice and account for about 40% of revenues. Some of these products provide a strong cross-selling opportunity within the Company’s existing broad customer base, and many are sold into non-cyclical markets such as medical, life sciences, environmental and food and beverage. In aggregate, these products grew organically by 11% in the current period.

	Six Months Ended
Net Sales	September 30,
(In thousands)	2008	2007	Increase
Distribution	$1,869,407	$1,597,402	$272,005	17%
All Other Operations	520,375	398,981	121,394	30%
Intercompany eliminations	(111,134)	(74,001)	(37,133)

	$2,278,648	$1,922,382	$356,266	19%

     Distribution business segment sales increased 17% compared to the prior year period. Current and prior year acquisitions principally attributable to the June 30, 2007 acquisition of the U.S. packaged gas operations of Linde contributed 10%, with same-store sales growth contributing 7%. The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of 8% and hardgoods same-store sales growth of 5%. The strong same-store sales growth in the Company’s core gas business reflects continued strength in demand in customer segments associated with energy and infrastructure construction, medical, food and beverage, and environmental applications. Hardgoods sales were aided by strong sales of filler metals and growth in the Company’s private label products, offsetting declines in equipment volumes. Same-store sales growth also reflects the strong performance in strategic products categories such as bulk, medical and specialty gases, and safety products.
     The Distribution business segment’s gas and rent same-store sales growth of 8% reflected both price increases and volume growth, with pricing contributing about three-fourths of the growth. Gas and rent same-store sales growth reflects strong growth in sales of strategic gas products, moderated by lower growth rates of core industrial packaged gases. Sales of strategic gas products increased 11% in the current period driven by bulk, medical and specialty gas sales gains.  Bulk gas sales were up 14%, with pricing gains slightly outpacing volume gains. In addition, the Company’s ability to provide innovative solutions to its bulk customers has proven to be valuable in attracting and signing new bulk accounts. Medical gas sales posted 9% growth attributable to continued success with the hospital, physician and dental care markets, and the popularity of the Company’s Walk-O2-Bout® cylinders. Specialty gas sales growth of 14% resulted from the volume growth in core products of EPA protocol gases, rare gases and specialty gas mixes. The Company is positioned to capitalize on emerging growth trends in this area as further environmental regulation will increase the need for protocol gases for emissions and the need to engineer solutions for specialty gas applications. Same-store sales

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
growth from the Company’s rental welder business contributed 16% to rent revenue growth in the current period.
     Hardgoods same-store sales growth of 5% was driven primarily by pricing, largely as a result of an inflationary market for steel, which impacts the price of filler metals used in welding applications. Same-store sales of safety products grew 10% in the current period, reflecting continued demand for these products and the effective marketing and cross-selling of safety products to new and existing customers. Radnor® private-label products also contributed to hardgoods sales growth as these products continue to outperform the market.
     The All Other Operations business segment sales increased 30% compared to the prior year period, resulting from acquisitions and same-store sales growth. Acquisitions contributed 13% to the segment’s sales growth, which was primarily driven by $13 million of sales contributed by Refron and $19 million contributed by the National Welders’ portion of the Linde packaged gas business. Same-store sales growth of 17% was driven by strong sales growth in ammonia, refrigerants and dry ice.
Gross Profits
     Consolidated gross profits increased 19% principally from acquisitions and sales growth. The consolidated gross margin in the current period decreased 10 basis points to 51.9% compared to 52.0% in the prior year period.

	Six Months Ended
Gross Profit	September 30,
(In thousands)	2008	2007	Increase
Distribution	$941,164	$795,876	$145,288	18%
All Other Operations	242,592	202,974	39,618	20%

	$1,183,756	$998,850	$184,906	19%

     The Distribution business segment’s gross profits increased 18% compared to the prior year period.  The Distribution business segment’s gross margin was 50.3% versus 49.8% in the prior year period, an increase of 50 basis points. The improvement in Distribution gross profits reflects pricing actions implemented in August 2008, along with increases in fuel surcharges designed to offset rising distribution costs reflected in operating expenses. In addition, gas and rent as a percentage of the Distribution business segment’s sales was 54.2% in the current period as compared to 53.8% in the prior year period. Gas and rent carry a higher gross margin compared with hardgoods products.
     The All Other Operations business segment’s gross profits increased 20% principally from continued strong growth in refrigerants, ammonia and dry ice. The segment’s gross margin declined 430 basis points to 46.6% in the current period from 50.9% in the prior year period. The decline in the All Other Operations gross profit margin reflects a shift in the sales mix to lower margin refrigerants, including the impact of the Refron acquisition, and margin pressure on ammonia, prior to the full effect of pricing actions implemented in August 2008.
Operating Expenses
     SD&A expenses increased $116 million (17%) primarily from operating costs associated with businesses acquired and higher variable expenses associated with the growth in sales volumes. Acquisitions contributed estimated incremental SD&A expenses of approximately $67 million in the current period. The increase in SD&A expense attributable to factors other than acquisitions was primarily due to an increase in salaries and wages and distribution-related expenses.  The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand.  The increase in distribution expenses was attributable to higher fuel costs and an increase in miles driven to support sales growth. Average diesel fuel prices were more than 53% higher versus

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the prior year period. As a percentage of net sales, SD&A expense decreased 40 basis points to 34.9% compared to 35.3% in the prior year period, reflecting lower acquisition integration expenses, operating leverage, cost savings initiatives and effective cost management. In the prior year period the Company recognized acquisition integration expenses of $6.2 million principally related to the Linde U.S. packaged gas acquisition. In addition, the Company continued to manage its costs with previously announced cost savings initiatives, including savings generated by ultrasonic cylinder testing, fill plant operating efficiencies, distribution logistics for both hardgoods and cylinders, and fuel management programs.
     Depreciation expense of $97 million increased $11 million (12%) compared to the prior year period.  Acquired businesses contributed approximately $6 million of the increase.  The balance of the increase primarily reflects current and prior years’ capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores.  Amortization expense of $11 million was $5 million higher than the prior year period driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Consolidated operating income increased 23% in the current period driven by higher sales levels and expansion of operating income margins.  The operating income margin increased 50 basis points to 12.3% compared to 11.8% in the prior year period. The increase in the consolidated operating income margin reflects lower acquisition integration expenses, which contributed approximately 30 basis points, strong organic sales growth, gross margin expansion related to effective, well managed pricing actions, and operating expense leverage.

	Six Months Ended
Operating Income	September 30,
(In thousands)	2008	2007	Increase
Distribution	$230,436	$180,815	$49,621	27%
All Other Operations	49,430	45,811	3,619	8%

	$279,866	$226,626	$53,240	23%

     Operating income in the Distribution business segment increased 27% in the current period.  The Distribution business segment’s operating margin increased 100 basis points to 12.3% compared to 11.3% in the prior year period. Margin improvement was driven by lower acquisition integration expenses, which contributed approximately 25 basis points, strong flow-through from sales growth, gross margin expansion, operating efficiencies achieved from cost savings initiatives across the Distribution business segment’s infrastructure and acquisition synergies.
        Operating income in the All Other Operations business segment increased 8% compared to the prior year period.  The segment’s operating income margin of 9.5% was 200 basis points lower than the operating income margin of 11.5% in the prior year period.  The decline in margin resulted from a sales mix shift towards refrigerants, including the impact from the acquisition of Refron, and margin erosion in ammonia prior to the full realization of pricing actions implemented in August 2008.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $47 million, 12% lower than the prior year period.  The decrease resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by higher average debt levels associated with acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense
     The effective income tax rate of 39.2% of pre-tax earnings in the current period was consistent with 39.3% in the prior year period.
Net Earnings
     Net earnings were $141.7 million, or $1.67 per diluted share, compared to $102.3 million, or $1.23 per diluted share, in the prior year period. The prior year period included $0.04 per diluted share of integration expense primarily associated with the June 30, 2007 acquisition of Linde’s U.S. packaged gas business, and a one-time non-cash charge of $0.03 per diluted share related to the conversion of National Welders Supply Company from a joint venture to a 100% owned subsidiary.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities was $270 million for the six months ended September 30, 2008 compared to $223 million in the comparable prior year period. The $47 million increase in cash provided by operating activities was driven by higher earnings partially offset by the absence, in the current period, of additional cash from the Company’s securitization of trade receivables. Net earnings adjusted for non-cash and non-operating items provided cash of $308 million versus $239 million in the prior year period. Working capital used $40 million of cash in the current period versus the use of $35 million of cash during the prior year period. The use of cash for working capital in the current period principally reflects growing trade receivables and inventories, partially offset by growth in trade payables. The Company’s rising sales were supported by growth in inventories and trade receivables that resulted in the use of cash of $42 million and higher trade payables that provided cash of $8 million in the six months ended September 30, 2008. In the prior year period, the Company expanded its securitization of trade receivables from $264 million to $285 million, providing operating cash of $21 million.
     Net cash used in investing activities totaled $376 million and primarily consisted of cash used for capital expenditures and acquisitions. Capital expenditures of $185 million in the current period reflected infrastructure projects such as air separation plants and carbon dioxide plants, as well as other investments to support the Company’s sales growth. The Company used cash of $195 million in the six months ended September 30, 2008 to acquire six businesses and settle holdback liabilities associated with prior period acquisitions.
     Net cash provided by financing activities totaled $114 million. In June 2008, the Company issued $400 million in fixed rate senior subordinated notes due in 2018 (the “2008 Notes”) and used the net proceeds to pay down approximately $400 million of its floating rate revolving credit line, which matures in 2011. The 2008 Notes increased the Company’s ratio of fixed to floating rate debt and extended the Company’s debt maturities (see Financial Instruments discussed below). The Company used cash of $96 million during the current period to repurchase common stock under its share repurchase program. The purchase of treasury stock included approximately $5 million of stock purchases from the prior year that were settled in the current period and $91 million of current year stock purchases. A total of 1.6 million shares were repurchased during the current period. The Company also paid dividends of $20 million, or $0.12 per share in each of the first two quarters of fiscal 2009, as compared to $14 million, or $0.09 per share, in each of the first two quarters of the prior year.
Dividends
     On June 30 and September 30, 2008, the Company paid its stockholders regular quarterly cash dividends of $0.12 per share. On October 23, 2008, the Company’s Board of Directors increased the regular quarterly cash dividend by 33% to $0.16 per share. The dividend will be payable on December 31, 2008 to stockholders of record as of December 15, 2008. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Instruments
Senior Credit Facility
     The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. In July 2008, the Company amended its Credit Facility to, among other things, create a multi-currency borrowing facility. Under this multi-currency revolver, the Company and certain of the Company’s foreign subsidiaries may borrow any foreign currency that is readily available and freely transferable and convertible into U.S. dollars, including Euros, pounds sterling and Mexican pesos. The Company may borrow up to $75 million (U.S. dollar equivalent) in U.S. dollars or any permitted foreign currency or multiple currencies in the aggregate. To accommodate the size of the multi-currency revolver, the Company’s U.S. dollar revolving credit line was reduced by $75 million so that the total size of the Company’s Credit Facility was not changed.
     At September 30, 2008, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under the multi-currency revolving credit line, and up to C$40 million (U.S. $38 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due in fiscal 2009 on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.
     As of September 30, 2008, the Company had $1,209 million of borrowings under the Credit Facility: $722 million under the U.S. dollar revolver, $23 million (in U.S. dollars) under the multi-currency revolver, C$24 million (U.S. $22 million) under the Canadian dollar revolver and $442 million under the term loans. The Company also had outstanding letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points. The multi-currency revolver bears interest based on a spread of 62.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of September 30, 2008, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 3.78%, 4.39%, 5.53% and 3.89%, respectively.
     As of September 30, 2008, approximately $300 million remained unused under the Credit Facility and the financial covenants do not limit the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. dollar revolver, multi-currency revolver and Canadian dollar revolver. The multi-currency revolver and Canadian dollar revolver are also guaranteed by the Company and the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on certain other debt.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2009, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2008, the Company had no outstanding advances under the agreement.
     The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2008, but may be extended subject to renewal provisions contained in the agreement. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At September 30, 2008, the Company had advances under the agreement of $6 million bearing interest at 3.09%.
Senior Subordinated Notes
     At September 30, 2008, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     On June 5, 2008, the Company issued $400 million of senior subordinated notes (the “2008 Notes”) at par with a maturity date of October 1, 2018. The net proceeds from the sale of the 2008 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility.  The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year, commencing October 1, 2008. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
     The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the 100% owned domestic guarantors under the Credit Facility.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, and are repayable in periodic installments. At September 30, 2008, acquisition and other notes totaled $29 million with an average interest rate of approximately 6% and an average maturity of approximately two years.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Trade Receivables Securitization
     The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $360 million. The Agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the Agreement. During the six month period ended September 30, 2008, the Company sold $2.1 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $2.1 billion in collections on those receivables. The amount of receivables sold under the Agreement was $360 million at September 30, 2008 and March 31, 2008.
     The Company retains a subordinated interest in trade receivables sold under the Agreement. The fair value of the retained interest, which was $189 million at September 30, 2008, is measured at management’s best estimate of the undiscounted expected future cash collections on the receivables sold in which the Company has a retained interest. Changes in the fair value are recognized as bad debt expense. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.4% of sales. As disclosed in Note 10 to the Consolidated Financial Statements, fair values of the retained interest are classified as Level 3 inputs on the fair value hierarchy because of the judgment required by management to determine the ultimate collectability of receivables. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. The Company monitors the credit risk associated with the aforementioned factors, as well as aging trends and historic collections and records additional bad debt expense when appropriate. The Company is exposed to the risk of loss for any uncollectable amounts associated with the subordinated retained interest in trade receivables sold.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest swap agreements used to manage well-defined interest risk exposures. At September 30, 2008, the Company had fifteen fixed interest rate swap agreements with a notional amount of $502 million. These swaps effectively convert $502 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At September 30, 2008, these swap agreements required the Company to make fixed interest payments based on a weighted-average effective rate of 4.85% and receive variable interest payments from the counterparties based on a weighted-average variable rate of 3.34%. The remaining terms of each of these swap agreements range from 7 to 24 months. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. During the six months ended September 30, 2008, the fair value of the fixed interest rate swap agreements increased, and the Company recorded a corresponding increase to “Accumulated Other Comprehensive Income (loss)” of $12.5 million, $8.1 million after tax. The Company’s interest rate swap agreements were reflected at their fair value in the Consolidated Balance Sheets as an $8.3 million liability and a $20.8 million liability at September 30, 2008 and March 31, 2008, respectively, with corresponding deferred tax assets of $2.9 million and $7.3 million and accumulated other comprehensive losses, net of tax, of $5.4 million and $13.5 million, respectively.
     The Company measures the fair value of its interest rate swaps using observable market rates to calculate the forward yield curves used to determine expected cash flows for each interest rate swap agreement. The discounted present values of the expected cash flows are calculated using the same forward curve adjusted for non-performance risk. The discount rate assumed in the fair value calculations is adjusted for non-performance risk, dependent on the classification of the interest rate swap as an asset or liability. If an interest rate swap is a liability, the Company assesses the credit and non-performance risk of Airgas by determining an appropriate credit spread for entities with similar credit characteristics as the Company. If however, an interest rate swap is in an asset position, a credit analysis of counterparties is performed assessing the credit and non-performance

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
risk based upon the pricing history of counterparty specific credit default swaps or credit spreads for entities with similar credit ratings to the counterparties. The Company does not believe it is at risk for non-performance by its counterparties. However, if an interest rate swap is in an asset position, the failure of one or more of its counterparties would result in an increase in interest expense and a reduction of earnings. The Company compares its fair value calculations to the fair values calculated by the counterparties for each swap agreement for reasonableness.
     As disclosed in Note 10 to the Consolidated Financial Statements, the fair value of the Company’s interest rate swaps is classified as a Level 2 input on the fair value hierarchy because it is calculated using observable interest rates and yield curves adjusted for non-performance risk. The Company’s interest rate swaps are highly effective at offsetting changes in cash flows on its revolving credit facility. Accordingly, additional cash payments or cash receipts under an interest rate swap offset lower or higher interest rate payments under the Company’s revolving credit facility. Changes in the fair value of an interest rate swap agreement are reported on the balance sheet in “Accumulated other comprehensive income (loss).”
Interest Expense
     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at September 30, 2008, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $3 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company obligations as of September 30, 2008:

(In thousands)		Payments Due by Period
					More than 5
		Remainder of	1 to 3 Years	3 to 5 Years	Years
Contractual Obligations	Total	fiscal 2009 (a)	(a)	(a)	(a)

Long-term debt (1)	$1,794,206	$13,145	$297,840	$931,996	$551,225
Estimated interest payments on long-term debt (2)	462,217	44,150	162,806	86,284	168,977
Estimated payments on interest rate swap agreements (3)	8,340	3,995	4,345	—	—
Non-compete agreements (4)	21,152	3,593	6,793	4,842	5,924
Letters of credit (5)	35,149	34,775	374	—	—
Operating leases (6)	252,199	39,125	120,561	67,901	24,612
Purchase obligations:
Liquid bulk gas supply agreements (7)	807,453	57,469	192,489	174,233	383,262
Liquid carbon dioxide supply agreements (8)	210,488	8,592	30,652	26,824	144,420
Ammonia supply agreements (9)	5,427	5,427	—	—	—
Other purchase commitments (10)	4,987	4,987	—	—	—
Construction commitments (11)	15,944	15,944	—	—	—

Total Contractual Obligations	$3,617,562	$231,202	$815,860	$1,292,080	$1,278,420

(a)	The “Remainder of fiscal 2009” column relates to obligations due through March 31, 2009. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2010 and 2011. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2012 and 2013. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2014 and beyond.

(1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of September 30, 2008. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Remainder of fiscal 2009” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line.

(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of September 30, 2008. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at September 30, 2008, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on forward LIBOR rates as of September 30, 2008. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

(4)	Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former owners of acquired businesses, contingent upon their compliance with the covenants of the non-compete agreement.

(5)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(6)	The Company’s operating leases at September 30, 2008 include approximately $177 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

(7)	In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products and Chemicals, Inc. (“Air Products”) to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gases from Air Products under long-term supply agreements. The Air Products supply agreements represent approximately $50 million annually in liquid bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent approximately $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $19 million and they expire at various dates through 2024.

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

(8)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 16 suppliers that expire at various dates through 2045. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2008 purchases. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the liquid carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2008, the Company signed a 15-year take-or-pay supply agreement with First United Ethanol LLC, (FUEL), to supply the Company with feed stock of raw carbon dioxide. The agreement is expected to commence in January 2010 after the Company completes its 450 tons per day liquification plant at FUEL’s new complex in Camilla, GA. Annual purchases under this contract will be approximately $1.3 million annually.

(9)	The Company purchases ammonia from a variety of sources. With one of those sources, the Company has minimum purchase commitments under a supply agreement. The term of the agreement is through December 31, 2008 and automatically renews for successive one-year terms unless terminated by either party upon 180 days written notice.

(10)	Other purchase commitments primarily include property, plant and equipment expenditures.

(11)	Construction commitments represent outstanding commitments to customers to build and operate air separation plants in New Carlisle, IN and Carrollton, KY, and construct a beverage grade liquid carbon dioxide plant in Deer Park, TX.
Off-Balance Sheet Arrangements
     As disclosed in Note 4 to the consolidated financial statements, the Company participates in a securitization agreement with three commercial banks to sell, on a revolving basis, up to $360 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, trade receivables are sold to three commercial banks through a bankruptcy-remote special purpose entity. The Company retains a subordinated interest in the receivables sold, which is included in “Trade receivables, net” on the accompanying consolidated balance sheet. At September 30, 2008, the amount of retained interest in the receivables sold was approximately $189 million.
     The securitization agreement is a form of off-balance sheet financing. The discount taken by the commercial banks reduces the proceeds from the sale of trade receivables and is generally at a lower cost than the Company can borrow under its Credit Facility. The table below reflects the amount of trade receivables sold at September 30, 2008 and the amount of the anticipated discount to be taken, based on market rates at September 30, 2008, on the sale of that quantity of receivables each month through the expiration date of the securitization agreement. The Company is not aware of any existing circumstances that are reasonably likely to result in the termination or material reduction in the availability of this program prior to its expiration date.

(In thousands)		Payments Due by Period
		Remainder of			More than 5
Off-balance sheet obligations asof September 30, 2008:	Total	fiscal 2009	1 to 3 Years	3 to 5 Years	Years

Trade receivables securitization	$360,000	$—	$360,000	$—	$—
Estimated discount on securitization	21,928	7,296	14,632	—	—

Total off-balance sheet obligations	$381,928	$7,296	$374,632	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that the multi-year implementation process of the SAP system will minimize business disruption and conversion risks; the Company’s expectation that fiscal 2009 third quarter net earnings will range from $0.82 to $0.84 per diluted share; the Company’s expectation that fiscal 2009 net earnings will range from $3.30 to $3.40 per diluted share; the Company’s belief that it is positioned to capitalize on emerging growth trends related to environmental applications of specialty gases; an overall effective income tax rate for fiscal 2009 of 39% to 39.5% of pre-tax earnings; the future payment of dividends; the Company’s ability and intention to refinance principal payments on its outstanding term loan with borrowings under its long-term revolving credit facilities; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $3 million; the Company’s expectation that the FUEL take-or-pay supply agreement will commence in January 2010 and that annual purchases under the agreement will be approximately $1.3 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future payments or receipts under interest rate swap agreements; the estimate of future purchase commitments; and the Company’s belief that the minimum product purchases under its take-or-pay supply agreements are within the Company’s normal product purchases.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupts the Company’s business and negatively impacts customer relationships; the Company’s inability to meet its earnings estimates resulting from lower sales, higher product costs and/or higher operating expenses than that forecasted by the Company; changes in the environmental regulations that affect the Company’s sales of specialty gases; higher or lower overall tax rates in fiscal 2009 than that estimated by the Company resulting from changes in tax laws, reserves and other estimates; increase in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; the inability to refinance payments on the term loan due to a lack of availability under the revolving credit facilities; fluctuations in interest rates; our continued ability to access credit markets on satisfactory terms; the impact of tightened credit markets on our customers; the impact of changes in tax and fiscal policies and laws; the extent and duration of current recessionary trends in the U.S. economy; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control costs and expenses; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; higher or lower interest expense than that estimated by the Company due to changes in debt levels or increases in LIBOR; unanticipated non-performance by

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; delays in the construction of the complex in Camilla, GA; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at September 30, 2008. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/09 (a)	3/31/10	3/31/11	3/31/12	3/31/13	Thereafter	Total	Fair Value

Fixed Rate Debt:
Acquisition and other notes	$7	$11	$6	$3	$1	$1	$29	$28
Interest expense	0.8	1.0	0.5	0.2	0.1	0.1	2.7
Average interest rate	6.12%	6.14%	6.22%	5.48%	6.32%	5.94%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$141
Interest expense	4.7	9.4	9.4	9.4	9.4	12.0	54.3
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

Senior subordinated notes due 2018	$—	$—	$—	$—	$—	$400	$400	$401
Interest expense	14.3	28.5	28.5	28.5	28.5	156.7	285.0
Interest rate	7.125%	7.125%	7.125%	7.125%	7.125%	7.125%

Variable Rate Debt:
Revolving credit borrowings — U.S.	$—	$—	$—	$722	$—	$—	$722	$722
Interest expense	13.8	27.3	27.3	8.8	—	—	77.2
Interest rate (b)	3.78%	3.78%	3.78%	3.78%

Revolving credit borrowings — Canadian	$—	$—	$—	$22	$—	$—	$22	$22
Interest expense	0.4	0.9	0.9	0.2	—	—	2.4
Interest rate (b)	3.89%	3.89%	3.89%	3.89%

Revolving credit borrowings — Multi-currency	$—	$—	$—	$23	$—	$—	$23	$23
Interest expense	0.6	1.3	1.3	0.4	—	—	3.6
Interest rate (b)	5.53%	5.53%	5.53%	5.53%

(In millions)	3/31/09 (a)	3/31/10	3/31/11	3/31/12	3/31/13	Thereafter	Total	Fair Value

Variable Rate Debt (cont):
Term loans (d)	$—	$45	$236	$161	$—	$—	$442	$442
Interest expense	9.5	16.2	10.6	0.8	—	—	37.1
Interest rate (d)	4.39%	4.39%	4.39%	4.39%

Money market loan	$6	$—	$—	$—	$—	$—	$6	$6
Interest expense	0.2	—	—	—	—	—	0.2
Interest rate	3.09%	3.09%

Interest Rate Swaps:
15 swaps (receive variable) pay fixed Notional amounts	$—	$377	$125	$—	$—	$—	$502	$8
Swap payments (receipts)	4.0	3.5	0.8	—	—	—	8.3
$502 million notional amount
Variable forward receive rate = 3.34%
Weighted average pay rate = 4.85%

Other Off-Balance Sheet
LIBOR-based Agreement (c):
Trade receivables securitization	$—	$360	$—	$—	$—	$—	$360	$360
Discount on securitization	7.3	14.6					21.9
Based on one-month LIBOR of 3.71%

(a)	March 31, 2009 financial instrument maturities and interest expense relate to the period of October 1, 2008 through March 31, 2009.

(b)	The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line, the multi-currency revolving credit line and the Canadian dollar credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S credit line. The average of the variable interest rates on the multi-currency portion of the Credit Facilities is based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over the Canadian Bankers’ Acceptance Rate applicable to each tranche under the Canadian credit line.

(c)	The trade receivables securitization agreement expires in March 2010, but may be renewed subject to renewal provisions contained in the agreement.

(d)	The consolidated financial statements reflect the term loan principal payments due through March 31, 2009 as long-term based on the Company’s ability and intention to refinance those principal payments with its revolving credit line. Estimated interest payments on the term loan reflect the amortization of the term loan principal for each period presented.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of September 30, 2008, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries and European operations of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its financial position and results of operations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the Company’s financial position, results of operations or liquidity.
Item 1A. Risk Factors
     Other than the additional risk factor noted below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
We face risks in connection with our current project to install a new enterprise information system for our business.
     We have initiated a four to five year phased implementation project of a new enterprise information system for many aspects of our business. The implementation is a technically intensive process, requiring testing, modifications and project coordination. Although our implementation process includes at least 12 months of design and testing, designed to provide minimal business disruption and to minimize conversion risks, there is no assurance that we will not experience disruptions in our business operations relating to this implementation effort as a result of complications with the system. Such disruptions could result in material adverse consequences, including delays in the design and implementation of the system, loss of information, damage to our ability to process transactions or harm to our control environment, and unanticipated increases in costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to the purchase of our common stock during the quarter ended September 30, 2008:

			(c)Total Number	(d)Maximum
	(a)		of Shares	Dollar Value of
	Total Number	(b)	Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased	Paid Per Share	Announced Plan	Under the Plan (1)(2)
6/30/08				$115,606,346
7/1/08-7/31/08	300,000	$56.59	300,000	(16,977,388)

				98,628,958
8/1/08-8/31/08	360,700	$56.92	360,700	(20,529,857)

				78,099,101
9/1/08-9/30/08	971,857	$54.98	971,857	(53,428,443)

Total	1,632,557	$55.70	1,632,557	$24,670,658

(1)	On November 15, 2005, the Company announced plans to purchase up to $150 million of Airgas, Inc. common stock under a stock repurchase plan approved by the Company’s Board of Directors.

(2)	For the quarter ended September 30, 2008, the Company expended $91 million in cash for the repurchase of shares.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the stockholders of the Company was held on August 5, 2008, where the following actions were taken:
(a)	The stockholders voted to elect William O. Albertini, Lee M. Thomas, and John C. van Roden, Jr. to the Board of Directors. The votes cast for each director were as follows:

	No. of Shares
	For	Withheld
William O. Albertini	77,725,153	727,598
Lee M. Thomas	66,831,540	11,621,211
John C. van Roden, Jr.	77,327,142	1,125,609
In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: W. Thacher Brown, James W. Hovey, Richard C. Ill, Paula A. Sneed and David M. Stout.

Due to the untimely passing of William O. Albertini, who served as Chairman of the Company’s Audit Committee, W. Thacher Brown was appointed to serve as a member of the Audit Committee, and John C. van Roden, Jr. was appointed to serve as Chairman of the Audit Committee. A vacancy on the Board was created as a result of Mr. Albertini’s death.

Item 4. Submission of Matters to a Vote of Security Holders (continued)
(b)	The stockholders voted to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2009. The votes cast in regard to the action were as follows:

No. of Shares
For	Against	Abstain
77,013,101	1,408,793	30,857
(c)	The stockholders voted to approve the Airgas Executive Bonus Plan. The votes cast in regard to the action were as follows:

No. of Shares
For	Against	Abstain	Broker Non-Vote
69,649,460	784,342	96,950	7,921,999
Item 6. Exhibit Listing
      The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4.1
The Second Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of April 2, 2008, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent, and The Bank of Nova Scotia, as Canadian Administrative Agent.

4.2
The Third Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of July 28, 2008, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent, and The Bank of Nova Scotia, as Canadian Administrative Agent.

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

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.			AIRGAS EAST, INC.
(Registrant)			AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Thomas M. Smyth		AIRGAS SOUTH, INC.
	Thomas M. Smyth		AIRGAS MID SOUTH, INC.
	Vice President & Controller		AIRGAS INTERMOUNTAIN, INC.
	(Principal Accounting Officer)		AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA
& NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

		BY:	/s/ Thomas M. Smyth

Thomas M. Smyth
Vice President
(Principal Accounting Officer)
DATED: November 10, 2008